Form 10-K
period 2014-12-31
Griffin-Benefit Street Partners BDC Corp.
filed 2015-03-31
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-55351

Griffin-Benefit Street Partners BDC Corp.
(Exact name of Registrant as specified in its charter)

Maryland	47-0995168
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245
(Address of principal executive offices)
(310) 469-6100
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There were no shares of the Registrant’s common stock outstanding as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 31, 2015, the Registrant had 22,222 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference:
None.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

CERTAIN DEFINITIONS
Except as otherwise specified in this annual report on Form 10-K ("Annual Report"), the terms:

•	"we," "us," "our," the "Company" and "Griffin-Benefit Street BDC" refer to Griffin-Benefit Street Partners BDC Corp., a Maryland corporation;

•	"Adviser" and "GBA" refer to Griffin Capital BDC Advisor, LLC, our investment adviser and a Delaware limited liability company;

•	"Administrator" refers to Griffin Capital BDC Administrator, our administrator;

•	"Griffin Capital" and "Sponsor" refer to Griffin Capital Corporation, our Sponsor and owner of GBA;

•	"Sub-Adviser" and "Benefit Street" refer to Benefit Street Partners L.L.C., our sub-adviser and an affiliate of Providence Equity Partners L.L.C; and

•	"Providence" refers collectively to Providence Equity Partners L.L.C., an affiliate of Benefit Street, and its affiliated management companies.
FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the use of borrowed money to finance a portion of our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the actual and potential conflicts of interest with GBA and its affiliates;

•	the ability of GBA and Benefit Street to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GBA and Benefit Street and their respective affiliates to attract and retain highly talented professionals;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest; our ability to source favorable private investments;

•	our ability to source favorable private investments;

•	our tax status;

•	the effect of changes to tax legislation and our tax position;

•	the tax status of the companies in which we may invest; and

•	the timing and amount of distributions and dividends from the companies in which we may invest.

In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
ITEM 1.    BUSINESS
GENERAL
We are a Maryland corporation, formed on May 27, 2014 under the Maryland General Corporation Law. We were organized as an externally managed, non-diversified closed-end management investment company has elected to be regulated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
We are externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or the "Adviser"), a Delaware limited liability company and affiliate of our Sponsor, Griffin Capital Corporation ("Griffin Capital"). Kevin A. Shields ("Mr. Shields") is the sole stockholder of Griffin Capital and our president and a director. GBA is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The sole member of GBA is a holding company that is wholly-owned by Griffin Capital. GBA will oversee the management of our activities and will be responsible for making investments decisions with respect to, and providing day-to-day management and administration of, our investment portfolio under the terms of an advisory agreement. We and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C., to act as our sub-adviser. Benefit Street is a registered investment adviser under the Advisers Act and will assist GBA with the management of our activities and operations.
We have also entered into a dealer manager agreement with Griffin Capital Securities, Inc. ("GCS" or the "Dealer Manager"), a wholly-owned subsidiary of Griffin Capital, and an administration agreement with Griffin Capital BDC Administrator, LLC, which is also a wholly-owned subsidiary of Griffin Capital.
We are offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"); however, to the extent that the net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below its net asset value per share. In the event of a material decline in net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce the offering price in order to establish a new net offering price that is not more than 2.5% above its net asset value per share. The minimum permitted purchase is $2,500 in shares of common stock. We will not sell any shares unless we raise gross offering proceeds of $2.5 million by January 20, 2016 (one year from the date of effectiveness of the Offering), which is referred to as the minimum offering requirement. Pending satisfaction of this condition, all subscription payments will be placed in an escrow account in trust for subscribers' benefit, pending release to us. If we do not satisfy the minimum offering requirement by January 20, 2016, we will promptly return all funds in the escrow account (including interest) and will stop offering shares. We will not deduct any fees or expenses if we return funds from the escrow account.
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $200,000. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $2.5 million plus the proceeds received in the private placements. After meeting the minimum offering requirement, we will commence operations and sell our shares on a continuous basis at a price of $10.00 per share. As of December 31, 2014 and through the date of filing the annual report on Form 10-K, we had not raised the minimum offering requirement and had not commenced operations.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in "qualifying assets," including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Stock Market), U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. Additionally, as a BDC, we will be subject to certain regulatory restrictions in negotiating certain investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates. Together with these affiliates, we have applied for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments. We believe that co-investment by us and other funds managed by Benefit Street or any of its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. The exemptive relief that we have requested would permit us to co-invest with funds managed by Benefit Street or any of its affiliates in the same portfolio companies under circumstances in which such investments would otherwise be prohibited by the 1940 Act, subject to the conditions of the order. We expect that such exemptive relief, if granted, would require, among other things, that our independent directors review and approve each initial co-investment. There can be no assurance such exemptive relief will be granted. Prior to receiving or in the absence of such exemptive relief from the SEC that would permit greater flexibility relating to co-investments, Benefit Street and GBA intend to allocate investment opportunities in a manner that is fair and equitable over time and consistent with their respective allocation policies.
OUR INVESTMENT ADVISOR
GBA, our investment adviser, is a Delaware limited liability company formed in May 2014. GBA is registered with the SEC as an investment adviser under the Advisers Act. Our Adviser has no operating history. Kevin A. Shields, David Rupert, Joseph Miller, Randy Anderson and Howard S. Hirsch form the senior management team of GBA. Our Adviser is currently owned by Griffin Capital, and Mr. Anderson owns a 5% interest in our Adviser. The principal address of GBA is c/o Griffin Capital, Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.
GBA's senior management team has experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as REITs, and Mr. Anderson was a founding partner of Franklin Square Capital Partners, the firm that pioneered the non-traded BDC. We believe that the active and ongoing participation by Griffin Capital and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of GBA's management team, will allow GBA to successfully execute our investment strategy.
All investment decisions require the approval of a majority of the members of the the investment committee, which is currently comprised of Kevin Shields, David Rupert, Joseph Miller, Randy Anderson, and Howard Hirsch (the "Investment Committee"). Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the investment advisory agreement, will annually review the compensation we pay to GBA and the compensation GBA pays to Benefit Street to determine that the provisions of the investment advisory and the investment sub-advisory agreement, respectively, are carried out.
As of December 31, 2014, GBA had 5 employees all of which were shared with Griffin Capital. GBA may retain additional investment personnel as our activities expand.
ABOUT GRIFFIN CAPITAL
Griffin Capital is a privately-held, Los Angeles headquartered investment and management company with a 20-year track record sponsoring real estate investment vehicles and managing institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed transactions representing over $20 billion in value, Griffin Capital and its affiliates have acquired or constructed over 33 million square feet of space since 1995, and through the end of 2014, managed, sponsored and/or co-sponsored an institutional-quality portfolio of approximately 28 million square feet located in 33 states and 1.0 million square feet located in the United Kingdom, representing approximately $6.7 billion in asset value, as of January 1, 2015 (inclusive of Griffin-American Healthcare REIT II, Inc., which, along with an interest in the American Healthcare Investors, LLC operating platform, was sold in December 2014 to NorthStar Realty Finance Corp.). In addition to serving as our Sponsor, Griffin Capital currently serves as sponsor for Griffin Capital Essential Asset REIT, Inc. ("GCEAR") and Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II") and as a co-sponsor for Griffin-American Healthcare REIT III, Inc. ("GAHR III"), each of which are publicly-registered, non-traded real estate investment trusts. Griffin is also the sponsor of Griffin Institutional Real Estate Access Fund, a publicly-registered interval fund (NASDAQ: GIREX) ("GIREX"). Griffin Capital also previously served as a co-sponsor for Griffin-American Healthcare REIT II, Inc. ("GAHR II").
Pursuant to an administration agreement, our Administrator, an affiliate of Griffin Capital, will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Our Administrator will also oversee our financial records and prepare our reports to stockholders and reports filed with the SEC. In addition, our Administrator will perform the calculation and publication of our net asset value, and oversee the preparation and filing of our tax returns, the payment of our expenses and the performance oversight of various third party service providers. Our Administrator has contracted with an independent third party to provide certain of our accounting and administrative services.

As of December 31, 2014, Griffin Capital had approximately 65 employees; Griffin Capital Securities, Inc. had approximately 50 employees; and Griffin Capital Asset Management Holdings, LLC had no employees.
ABOUT BENEFIT STREET
Benefit Street, our Sub-Adviser and an affiliate of Providence, is a Delaware limited liability company established in 2011 and registered as an investment adviser under the Advisers Act. Benefit Street's predecessor was established in 2008. Benefit Street maintains its principal office at 9 West 57th Street, Suite 4920, New York, NY 10019.
Benefit Street and its affiliates manage assets across a broad range of credit strategies including middle market private debt, long-short liquid credit, long-only credit and commercial real estate debt. Benefit Street has a team of approximately 83 employees, including 44 investment professionals, which collectively provide a debt investment management capability by combining industry knowledge and relationships with credit markets expertise. Benefit Street has capabilities across the full credit spectrum- from subordinated and mezzanine to senior secured debt- and has experience investing through multiple business cycles.
Benefit Street's Senior Managing Directors have all previously worked together at Deutsche Bank for over a decade and each have on average over 20 years of credit experience. They are supported by a team of investment professionals and staff as well as an institutional infrastructure.
Benefit Street's credit capabilities and expertise are strengthened by Providence's market insights and global reach, and Benefit Street shares with Providence a common culture of excellence and a commitment to rigorous diligence and execution.
ABOUT PROVIDENCE
Providence was founded in 1989 as a leading sector-focused private equity firm with a global franchise specializing in the media, communications, education and information sectors. Providence has both an active private equity portfolio and an active debt portfolio. In early 2008, Providence expanded into credit and launched Benefit Street and its affiliates as the investment manager of all credit funds going forward. Today, Providence is a leading global alternative asset management firm (1) with over $40 billion in committed capital as of December 31, 2014. Providence maintains its principal offices at 50 Kennedy Plaza, 18th Floor, Providence, RI 02903.
Providence has maintained an active private equity portfolio over the course of its 25 year history. Since inception, Providence's team has invested in more than 140 companies across eight funds. The credit platform has grown to approximately $9.3 billion in assets under management and unfunded commitments (including recallable amounts) with a dedicated staff of 83 employees, including 44 investment professionals, and now manages credit-focused strategies ranging from illiquid private debt to long-short liquid credit to levered loans. Providence's team consists of approximately 315 employees, including 119 investment professionals located throughout eight offices worldwide in Providence, New York, Boston, London, Hong Kong, New Delhi, Singapore and Beijing.

(1)	Source: Towers Watson, Global Alternatives Survey 2014 (July 2014).
CHARACTERISTICS OF AND RISKS RELATED TO INVESTMENTS IN PRIVATE COMPANIES
We intend to invest primarily in the debt of privately-held middle-market companies within the U.S. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments also may be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of GBA and/or Benefit Street to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment.

INVESTMENT STRATEGY
Our investment objective is to generate both current income and capital appreciation. We seek to achieve our investment objective, through our Adviser, by investing in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as equity and equity related securities issued by private U.S. companies primarily in the middle market or public U.S. companies with market equity capitalization of less than $250 million.
We expect that our investments will generally range between $5 million and $50 million, although we expect that the size of our investments may increase as our business grows. We expect to maintain a strong focus on credit quality, including a high level of investment discipline and selectivity. In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities.
We believe that the experience of our Adviser's and Sub-Adviser's investment professionals in working directly with borrowers to create customized financing solutions will help us deliver attractive yields to investors while eliminating intermediaries who extract fees for their services. We believe non-sponsored transactions provide better returns compared with deals originated through other intermediaries. Generally, in non-sponsored transactions we will source, negotiate and underwrite loans directly and in the absence of an intermediary, such as a private equity firm sponsor. We will perform the due diligence, structuring and monitoring activities necessary to execute these transactions. While we expect that a significant number of our investments will be in private non-sponsored companies, we believe that a combination of sponsored and non-sponsored investments is important to participating in the most attractive opportunities across investment cycles, and to that end our nationwide origination efforts will target both private equity sponsors and referral sources of non-sponsored companies.
INVESTMENT STRUCTURE
We expect to invest in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as equity and equity related securities issued by private U.S. companies primarily in the middle market. We believe that investing in the debt of these companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with private companies. Because these companies have limited access to capital providers, debt investments in private companies typically carry above market interest rates and include better-than-market terms. As a result, we believe investments in this segment of companies result in attractive risk-adjusted returns.
Once the Adviser has determined that a prospective portfolio company is suitable for investment, it will work with the management of that company and its other capital providers to structure an investment. In the case where we are acting as the lead agent, our Adviser will negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company's capital structure. In the case where we are not acting as the lead agent, our Adviser will work with the lead agent to agree on how our investment is expected to perform relative to the other capital in the portfolio company's capital structure.
We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if an event occurs that impacts our long term view of the investment, such as an acquisition, recapitalization or a decline in operating performance that degrades the credit profile of the portfolio company. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include high-yield bonds, private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.
INVESTMENT PROCESS OVERVIEW
Our expected investment process consists of several distinct phases described below:
Sourcing. Our Adviser and Sub-Adviser employ investment professionals focused on the direct origination of debt products. We intend to originate debt investments through a nationwide network of relationships. Specifically, our Adviser, with the assistance of our Sub-Adviser, intends to source its investment opportunities through a combination of: (i) direct origination efforts of Benefit Street's investment team as a result of its contacts with middle market companies, including corporate relationships, and experienced senior management teams; (ii) relationships with middle market sponsors and industry contacts; and (iii) long-standing relationships with Wall Street professionals, industry executives and strategic partners. Our Adviser, with the assistance of our Sub-Adviser, also intends to partner, from time to time, with venture capital firms and source investments from a variety of regional and local intermediaries, including regional investment banking firms, business brokers, accountants and lawyers, rather than solely from large commercial or investment banks. The Adviser and Sub-Adviser will employ a rigorous investment process that involves several steps and a thorough analysis of the target portfolio company. Comprehensive joint industry and sector reviews, primarily focusing on debt opportunities in middle market companies will be completed on an ongoing basis in order to identify potential candidates. We believe our Adviser's and Sub-Adviser's respective investment team's strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities, which should enable our Adviser to be highly selective in recommending investments.
Structuring. Investment ideas that receive favorable feedback result in a preliminary discussion with the proposed issuer under a nondisclosure agreement to confirm the issuer's interest in the contemplated transaction prior to expending resources for due diligence. During this phase, our Adviser, with the assistance of our Sub-Adviser, focuses on creating a tailored financing solution for the company. Once created, the proposed solution is presented to the company so the company can consider whether the proposed structure makes sense. If both sides agree that the proposed financing solution is appropriate, a term sheet is generated, circulated and executed.
Final Investment Committee. Upon completion of full due diligence, the deal team formally presents the investment opportunity to the Investment Committee for approval. In addition to considering the proposed investment on its standalone merits, the Investment Committee considers the overall fit of the proposed investment within the portfolio.
Investment and Monitoring. Completed investments are monitored on an ongoing basis and, more formally, at regular portfolio review meetings. After an investment is made, our Adviser, with the assistance of our Sub-Adviser, will assign a senior analyst and a junior analyst to monitor each position on a continuing basis.
INVESTMENT ADVISORY AGREEMENT
The Adviser will serve as our investment adviser pursuant to the investment advisory agreement. The Adviser is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, our investment adviser will manage the day-to-day operations of, and provide investment advisory and management services to, us. Under the terms of our investment advisory agreement, the Adviser will:

•	determine the composition and allocation of our investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	execute, monitor and service the investments we make;

•	determine the securities and other assets that we will purchase, retain or sell;

•	perform due diligence on prospective investments and portfolio companies; and

•	provide us with other investment advisory, research and related services as we may from time to time require.
The Adviser's services under the investment advisory agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. In particular, our Adviser's senior investment professionals, who comprise the Investment Committee currently manage the Griffin REITs and other investment products.
Pursuant to the investment advisory agreement, we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components-a base management fee and an incentive fee.
Management Fee
The base management fee will be calculated at an annual rate of 2.0% of our end-of-period gross assets, excluding cash and cash equivalents, payable quarterly in arrears. For purposes of calculating the base management fee, the term "gross assets" includes any assets acquired with the proceeds of leverage. The Adviser will benefit when we incur debt or use leverage. For services rendered under the investment advisory agreement, the base management fee will be payable quarterly in arrears. For the first quarter of our operations, the base management fee will be calculated based on the initial value of our gross assets. Subsequently, the base management fee will be calculated based on our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial quarter will be appropriately prorated.

Incentive Fee
The incentive fee will be divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
The first part, which we refer to as the incentive fee on income, will be calculated and payable quarterly in arrears based upon our "pre-incentive fee net investment income" for the immediately preceding quarter. The incentive fee on income will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature. For this purpose, "pre-incentive fee net investment income" means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to our Administrator under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of our common stock (including our distribution reinvestment plan) reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to our share repurchase program. The calculation of the incentive fee on income for each quarter is as follows:

•	No incentive fee on income will be payable to GBA in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% (the "hurdle rate").

•
100% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate, but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) will be payable to GBA. We refer to this portion of our pre-incentive fee net investment income as the "catch-up." The "catch-up" provision is intended to provide GBA with an incentive fee of 20.0% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 2.1875% in any calendar quarter.

•
20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) will be payable to GBA once the hurdle rate is reached and the catch-up is achieved (20.0% of all pre-incentive fee net investment income thereafter is allocated to GBA).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:
Quarterly Incentive Fee on
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of average adjusted capital)
Percentage of Pre-Incentive Fee Net Investment Income Allocated to Quarterly Incentive Fee
These calculations will be appropriately pro-rated for any period of less than three months and adjusted, if appropriate, for any equity capital raises or repurchases during the applicable calendar quarter.
The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be an incentive fee on capital gains and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Because of the structure of the incentive fee on income and the incentive fee on capital gains, it is possible that we may pay such fees in a quarter where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the 1.75% on average adjusted capital for a quarter, we will pay the applicable incentive fee even if we have incurred a net loss in the quarter due to a realized or unrealized capital loss. GBA will not be under any obligation to reimburse us for any part of the incentive fee it receives that is based on prior period accrued income that we never receive as a result of a subsequent decline in the value of our portfolio.
The fees that are payable under the investment advisory agreement for any partial period will be appropriately prorated. The fees will also be calculated using a detailed policy and procedure approved by GBA and our board of directors, including a majority of the independent directors, and such policy and procedure will be consistent with the description of the calculation of the fees set forth above.
GBA may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as GBA may determine in its sole discretion.
Payment of Our Expenses
Our primary operating expenses will be the payment of advisory fees under the investment advisory agreement and the payment of other expenses under the administration agreement. Our investment advisory fees will compensate GBA for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. GBA will be responsible for compensating Benefit Street for its services pursuant to the sub-advisory agreement and our Administrator for its services under the administration agreement. We will bear all other expenses of our operations and transactions, including, without limitation:

•
corporate and organizational expenses relating to borrowings and offerings of our common stock and other securities and incurrences of indebtedness, subject to limitations included in the administration agreement;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchase of shares of our common stock and other securities;

•	investment advisory fees;

•
fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with our marketing efforts;

•	interest payable on debt, if any, incurred to finance our investments;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors' fees and expenses;

•	costs of proxy statements, stockholders' reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments; and

•
all other expenses incurred by GBA or us in connection with administering our business, including all expenses incurred by GBA or Benefit Street in performing their respective obligations under the investment advisory agreement and investment sub-advisory agreement, respectively, and the reimbursement of the compensation of our chief financial officer and chief compliance officer and their respective staffs paid by GBA, to the extent they are not controlling persons of GBA or any of its affiliates, subject to the limitations included in the investment advisory agreement and administration agreements, as applicable.
Reimbursement of Our Administrator
We will reimburse our Administrator, for the administrative expenses necessary for its performance of services to us, provided that such reimbursement will be the lower of our Administrator's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in GBA. See "−−Administration Agreement" for additional information.
Duration and Termination
The investment advisory agreement will become effective as of the date that we meet our minimum offering requirement. Unless earlier terminated as described below, the investment advisory agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by the board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the investment advisory agreement.
The investment advisory agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the investment advisory agreement provides that we may terminate the agreement without penalty upon 60 days' written notice to GBA. If GBA wishes to voluntarily terminate the investment advisory agreement, it must give stockholders a minimum of 120 days' notice prior to termination and must pay all expenses associated with its termination. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Without the vote of a majority of our outstanding voting securities, our investment advisory agreement may not be materially amended, nor may we engage in a merger or other reorganization of GBA. In addition, should we or GBA elect to terminate the investment advisory agreement, a new investment adviser may not be appointed without approval of a majority of our outstanding common stock, except in limited circumstances where a temporary adviser may be appointed without stockholder consent, consistent with the 1940 Act for a time period not to exceed 150 days.
Prohibited Activities

•	Our articles of incorporation prohibit the following activities between us and GBA:

•
We may not purchase or lease assets in which GBA has an interest unless we disclose the terms of the transaction to our stockholders and the terms do not exceed the lesser of cost or fair market value, as determined by an independent expert;

•	GBA may not acquire assets from us unless approved by our stockholders in accordance with our articles of incorporation;

•	We may not lease assets to GBA unless we disclose the terms of the transaction to our stockholders and such terms are fair and reasonable to us;

•	We may not make any loans to GBA except for the advancement of expenses as permitted by our articles of incorporation;

•	We may not acquire assets in exchange for our stock;

•
We may not pay a commission or fee, either directly or indirectly to GBA, except as otherwise permitted by our articles of incorporation, in connection with the reinvestment of cash flows from operations and available reserves or of the proceeds of the resale, exchange or refinancing of our assets;

•	GBA may not charge duplicate fees to us; and

•	GBA may not provide financing to us with a term in excess of 12 months.

In addition, the investment advisory agreement prohibits GBA from receiving or accepting any rebate, give-up or similar arrangement that is prohibited under federal or state securities laws. GBA is also prohibited from participating in any reciprocal business arrangement that would circumvent provisions of federal or state securities laws governing conflicts of interest or investment restrictions. Finally, GBA is prohibited from entering into any agreement, arrangement or understanding that would circumvent restrictions against dealing with affiliates or promoters under applicable federal or state securities laws.
Indemnification
Our articles of incorporation and the investment advisory agreement provide that GBA and its officers, directors, controlling persons and any other person or entity affiliated with it acting as our agent will not be entitled to indemnification (including reasonable attorneys' fees and amounts reasonably paid in settlement) for any liability or loss suffered by the adviser, nor will GBA be held harmless for any loss or liability suffered by us, unless (i) GBA has determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (ii) GBA was acting on behalf of or performing services for us, (iii) the liability or loss suffered was not the result of negligence or misconduct by GBA or an affiliate thereof acting as our agent, and (iv) the indemnification or agreement to hold GBA harmless is only recoverable out of our assets and not from our stockholders.
Board Approval of the Investment Advisory Agreement
Our investment advisory agreement was approved by our board of directors on December 16, 2014 and will become effective upon our satisfying the minimum offering requirement. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to our board of directors as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.
Compliance with the Omnibus Guidelines published by the North American Securities Administrators Association
Rebates, Kickbacks and Reciprocal Arrangements
So long as we are required to comply with the Omnibus Guidelines published by the North American Securities Administrators Association (NASAA), GBA agrees that it will not: (a) receive or accept any rebate, give-up or similar arrangement that is prohibited under applicable federal or state securities laws; (b) participate in any reciprocal business arrangement that would circumvent provisions of applicable federal or state securities laws governing conflicts of interest or investment restrictions; or (c) enter into any agreement, arrangement or understanding that would circumvent the restrictions against dealing with affiliates or promoters under applicable federal or state securities laws.
So long as we are required to comply with the Omnibus Guidelines published by NASAA, GBA also agrees that it will not directly or indirectly pay or award any fees or commissions or other compensation to any person or entity engaged to sell shares of our common stock or give investment advice to a potential stockholder. This agreement will not prohibit, in any way, the payment to a registered broker-dealer or other properly licensed agent of sales commissions for selling or distributing shares of our common stock.
Commingling
So long as we are required to comply with the Omnibus Guidelines published by NASAA, GBA will not permit our funds to be commingled with the funds of any other entity.
INVESTMENT SUB-ADVISORY AGREEMENT
Management Services and Responsibilities
Benefit Street will serve as our sub-adviser pursuant to the investment sub-advisory agreement by and among us, GBA and Benefit Street. Under the terms of the investment sub-advisory agreement, Benefit Street will assist GBA with the management of our activities and operations. Any proposed change that is individually or in the aggregate deemed to be material to our investment strategy will require the consent of Benefit Street, which shall not be unreasonably withheld.

Under the terms of the investment sub-advisory agreement, Benefit Street will be responsible for:

•
making recommendations to GBA as to the composition and allocation of our investment portfolio, the nature and timing of changes therein and the manner of implementing such changes, including specific recommendations as to specific securities and other assets to be purchased, retained or sold by us;

•	assisting GBA in identifying, evaluating and negotiating the structure and terms of the investments made by us;

•
place orders with respect to, and arrange for, any investment, upon receiving a proper instruction and authorization from GBA including but not limited to, entering into block trades and swap trades as necessary, in accordance with applicable law, including rules and regulations promulgated by the U.S. Commodity Futures Trading Commission;

•	assisting GBA in monitoring and servicing our investments;

•	assisting GBA in performing due diligence on prospective investments and portfolio companies;

•	providing GBA with such other research and related services as GBA may, from time to time, reasonably request for GBA to manage us; and

•
assist GBA, upon GBA's reasonable request from time to time, in performing GBA's other duties under the investment advisory agreement, subject to any limitations contained in the investment sub-advisory agreement and/or applicable law.

Furthermore, all of our investment decisions will ultimately be the responsibility of GBA. Further, Benefit Street will only provide the services expressly set forth in the investment sub-advisory agreement among Benefit Street, GBA and us and in the services agreement between Benefit Street and us, and will not be responsible for the provision of any other administrative and/or management services (including, without limitation, services to ensure that the BDC is operated in compliance with applicable law and regulatory requirements).
Benefit Street's services under the investment sub-advisory agreement may not be exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired; provided, however, that for so long as the Company is conducting a continuous public offering of shares of its common stock or has an offering in registration and for a six month period thereafter, neither Benefit Street nor any of its affiliates shall serve as a dealer manager, advisor, sub-advisor or sponsor for any other BDC, investment program or fund that seeks to raise equity from "retail" investors in the independent broker-dealer and registered investment advisor channels, whose securities are not listed on a national securities exchange and that has an investment strategy that contains as a material component investment in corporate debt, equity and equity derivatives (including senior secured, senior debt, subordinated secured and unsecured debt, preferred and common equity with or without warrants) issued by either private U.S. middle market companies or public companies with market capitalization of less than $250 million.
Sub-Advisory Fees
The investment sub-advisory agreement provides that Benefit Street will receive a portion of all management and incentive fees payable to GBA under the investment advisory agreement. On an annualized basis, Benefit Street will be paid 50% of the fees payable to GBA under the investment advisory agreement with respect to each year, which fees are payable to Benefit Street quarterly in arrears. Except as required by applicable law, rule or regulation, any deferral, reduction, waiver or other modification of the fees to be paid to GBA (including, without limitation, the manner and timing by which such fees are paid or payable to GBA) will require the prior written consent of Benefit Street.
Payment of Our Expenses
Benefit Street assumes no obligation with respect to, and will not be responsible for, our expenses or the expenses of GBA. Benefit Street will pay all expenses incurred by it in connection with the activities it undertakes to meet its obligations under the investment sub-advisory agreement. GBA will cause Benefit Street to be reimbursed by us to the same extent as such expenses would be reimbursable to GBA under the investment advisory agreement had such expenses been incurred by GBA. To the extent that GBA requests Benefit Street in writing to incur any expenses that would not otherwise be reimbursable by us, GBA will reimburse Benefit Street for such expenses, including, but not limited to, Benefit Street's out of pocket marketing expenses related to sourcing investments.

Duration and Termination
The investment sub-advisory agreement will become effective as of the date that we meet our minimum offering requirement. Unless earlier terminated as described below, the investment sub-advisory agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by the board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the investment advisory agreement.
Each of the investment advisory agreement and investment sub-advisory agreement contain termination provisions that allow the parties to terminate the agreements. The investment advisory agreement may be terminated at any time, without penalty, by GBA, upon 120 days' notice to us. The investment sub-advisory agreement may be terminated at any time by Benefit Street upon not less than 60 days' prior written notice to us and GBA, or by us or GBA upon not less than 60 days' prior written notice to Benefit Street and upon the vote of a majority of our outstanding voting securities or the vote of a majority of our independent directors. The investment sub-advisory agreement will automatically terminate in the event of its assignment; provided, however, that Benefit Street may assign its rights and obligations under the investment sub-advisory agreement to one of its affiliates upon the prior written consent of us and GBA, such consent not to be unreasonably withheld, conditioned or delayed. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace GBA or for GBA to replace Benefit Street.
The investment sub-advisory agreement provides that if Benefit Street terminates the agreement other than for good reason (as defined in the investment sub-advisory agreement) or the agreement is not renewed or is terminated for cause (as defined in the investment sub-advisory agreement), then (x) Benefit Street will be entitled to receive all amounts and any accrued, but unreimbursed, expenses payable to it and not yet paid pursuant to the investment sub-advisory agreement and (y) GBA may elect to subject Benefit Street to an exclusivity restriction contained in the investment sub-advisory agreement, which survives until three years from the date that we meet our minimum offering requirement.
The investment sub-advisory agreement also provides that if the agreement is terminated by Benefit Street for good reason or the agreement is not renewed or is terminated otherwise without cause by us or GBA, as applicable, Benefit Street will be entitled to the payment of all amounts and any accrued but unreimbursed expenses payable to it and not yet paid, as well as an amount equal to 37.5% of the gross amount of management fees and incentive fees paid by us over the three year period commencing in the calendar quarter following the calendar quarter in which such termination occurs. In addition, the restriction on the ability of GBA and its affiliates from directly or indirectly acting as an investment adviser or sub-adviser and/or as a sponsor (or engaging any other person for the purpose of acting as an investment adviser or sub-adviser) to any other BDC that engages primarily in the business of providing senior, unitranche and/or mezzanine financing to private, U.S. business, and (other than us) whose securities are listed on a public securities exchange will survive indefinitely.
Indemnification
Pursuant to the terms of the investment sub-advisory agreement, we will indemnify Benefit Street against any loss arising from, or in connection with, Benefit Street's performance of its obligations under the investment sub-advisory agreement, and GBA will indemnify Benefit Street and us against any loss arising from, or in connection with, GBA's breach of the terms, representations and warranties under the investment sub-advisory agreement or otherwise based upon the performance of GBA's duties or obligations under the investment sub-advisory agreement or in its role as our investment adviser, including by reason of any pending, threatened or completed claim, action, suit, investigation or other proceeding or regulatory or self-regulatory inquiry (including an action or suit by or in the right of us or GBA (and its officers. managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including, without limitation, its manager); provided, however, that Benefit Street shall not be indemnified for any loss that is sustained as a result of Benefit Street's willful misfeasance, bad faith, or gross negligence in the performance of Benefit Street's duties or by reason of the reckless disregard of Benefit Street's duties and obligations under the investment sub-advisory agreement, in each case, as the same is finally determined by judicial proceedings.
Nothing in the investment sub-advisory agreement will be construed to provide for the indemnification of any party or any limitation on the liability of any party that would, in either case, be in violation of applicable law, but such provisions shall otherwise be construed so as to effectuate the provisions of the investment sub-advisory agreement to the fullest extent permitted by applicable law.

Board Approval of the Sub-Advisory Agreement
Our investment sub-advisory agreement was approved by our board of directors on December 16, 2014 and will become effective upon our meeting the minimum offering requirement. In its consideration of the investment sub-advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by Benefit Street; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to Benefit Street from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of Benefit Street and its affiliates; and (g) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.
Based on the information reviewed as set forth above and a detailed discussion thereof, our board of directors, including a majority of the non-interested directors, concluded that the terms of the investment sub-advisory agreement are fair and reasonable to us, and no less favorable than terms that would be available from a third party.  Our board of directors, including a majority of the non-interested directors, also concluded that the investment sub-advisory fee rate is reasonable in relation to the services provided.  Based in part upon these factors, our board of directors approved the sub-advisory agreement.
ADMINISTRATION AGREEMENT
Administrative Services
We have entered into an administration agreement with our Administrator for certain administrative services. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf, including general ledger accounting, fund accounting, and investor relations and other administrative services. Our Administrator, will also perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records that we will be required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator will assist us in calculating our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Pursuant to the administration agreement, our Administrator, at its sole discretion, has contracted with a third party service provider to provide certain of our accounting and administrative services. The cost of the third party service provider will be an obligation of our Administrator. The Company will not incur the costs from both our Administrator and the third party provider for similar services.
Additionally, as a BDC, we must offer managerial assistance to our portfolio companies. This managerial assistance may include monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our portfolio companies and providing other organizational and financial guidance. GBA or our Administrator will make available such managerial assistance, on our behalf, to our portfolio companies. We may receive fees for these services and will reimburse GBA or our Administrator, as applicable, for its allocated costs in providing such assistance, subject to review and approval by our board of directors.
We will reimburse our Administrator for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) our Administrator's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Our Administrator will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to our Administrator for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse our Administrator for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Administrator.
Term; Effective Date
The administration agreement was approved by our board of directors on December 16, 2014, and will become effective as of the date that we meet our minimum offering requirement. Unless earlier terminated as described below, the agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our directors who are not interested persons and either our board of directors or the holders of a majority of our outstanding voting securities.
We may terminate the administration agreement with our Administrator, on 60 days' written notice without penalty.
VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE
We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that the Adviser will provide our board of directors with portfolio company valuations which will be based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.
ASC Topic 820, Fair Value Measurements and Disclosure, issued by the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our financial statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Valuation of Portfolio Investments" for additional information.
COMPETITION
Concurrent with our Offering, certain officers of GBA are simultaneously providing investment management services to the Griffin REITs and other investment products. GBA may determine it appropriate for us and one or more other investment accounts managed by GBA, Benefit Street or any of their respective affiliates to participate in an investment opportunity.
As a BDC, we will be subject to certain regulatory restrictions in making our investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates, unless we obtain an exemptive order from the SEC or co-invest alongside such affiliates in accordance with existing regulatory guidance. Together with these affiliates, we have applied for an exemptive order from the SEC; however, there can be no assurance that we will be able to co-invest alongside such affiliates or that we will be able to obtain such exemptive relief.
To the extent we are able to make co-investments with investment accounts managed by GBA, Benefit Street or their respective affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to us and other participating accounts.
To mitigate these conflicts, GBA will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.
ELECTION TO BE TAXED AS A RIC
We intend to elect, as of the commencement of our operations, to be treated as a RIC under Subchapter M of the Code. As a RIC, in any fiscal year with respect to which we distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the "Annual Distribution Requirement"), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of: (1) at least 98.0 percent of our ordinary income (not taking into account any capital gains or losses) for the calendar year; (2) at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (3) income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement").
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
We intend to invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income so that we do not become subject to U.S. federal income or excise tax.
REGULATION
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.
We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See "Item 1A. Risk Factors - Risks Related to Our Operations As A Business Development Company And A RIC" governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth." We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we will be subject to certain regulatory restrictions in negotiating certain investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates. Together with these affiliates, we have applied for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments. We believe that co-investment by us and other funds managed by Benefit Street or its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. The exemptive relief that we have requested would permit us to co-invest with funds managed by Benefit Street or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise be prohibited by the 1940 Act, subject to the conditions of the order. We expect that such exemptive relief, if granted, would require, among other things, that our independent directors review and approve each initial co-investment. There can be no assurance such exemptive relief will be granted.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1. Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a. is organized under the laws of, and has its principal place of business in, the United States;
b. is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c. satisfies any of the following:
i. does not have any class of securities that is traded on a national securities exchange;
ii. has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii. is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv. is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2. Securities of any eligible portfolio company that we control.
3. Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4. Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5. Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6. Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GBA will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Item 1 A. Risk Factors - Risks Related to Our Investments" and "Risk Factors - Risks Related to Our Operations As A Business Development Company And A RIC."
Code of Ethics
We have adopted a code of business conduct and ethics which applies to our officers and directors. We intend to disclose any amendments to or waivers of required provisions of the code of ethics on Form 8-K. Any person may obtain a copy of our code of ethics free of charge to by submitting a written request to us at: Griffin-Benefit Street Partners BDC Corp., Attention: Chief Compliance Officer, Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90094.

We and GBA each have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. We have attached our code of ethics as an exhibit to our registration statement on Form N-2, as amended, filed with the SEC on December 23, 2014. Stockholders may also read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our code of ethics on Form 8-K.

Compliance Policies and Procedures
We and GBA each have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of GBA are responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to GBA. The proxy voting policies and procedures of GBA are set forth below. The guidelines are reviewed periodically by GBA and our non-interested directors, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, GBA will have a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of GBA are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
GBA will vote proxies relating to our securities in the best interest of its clients' stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although GBA will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of GBA are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how GBA intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how GBA voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Griffin-Benefit Street Partners BDC Corp., at Griffin Capital Plaza, 1520 Grand Avenue, El Segundo, California 90245 or by calling us at (310) 469-6100 or toll free at (888) 926-2688.
Other
We will be periodically examined by the SEC for compliance with the 1940 Act.
We will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes- Oxley Act and will take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.
POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
GBA and its affiliates will have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between GBA's fiduciary obligations to us and its similar fiduciary obligations to other clients in a manner that is fair and equitable. For example, such policies and procedures may be designed so that, when appropriate, certain investment opportunities may be allocated on an alternating basis that is fair and equitable among us and their other clients. An investment opportunity that is suitable for multiple clients of GBA and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that GBA's or its affiliates' efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The principals of GBA have managed and will continue to manage investment vehicles with similar or overlapping investment strategies. In order to address these issues, GBA will put in place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the fair and equitable allocation of investment opportunities when we are able to co-invest with other accounts managed by GBA and affiliated entities. In the absence of receiving exemptive relief from the SEC that would permit greater flexibility relating to co-investments, GBA will apply the investment allocation policy. When we engage in such permitted co-investments, we will do so in a manner consistent with GBA's allocation policy. We expect that under this allocation policy, a percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by GBA and approved by our board of directors, including all of our independent directors. We expect that this allocation policy will further provide that allocations among us and other accounts will generally be made pro rata based on each account's capital available for investment, as determined, in our case, by our board of directors, including our independent directors. We expect to base our determinations as to the amount of capital available for investment on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities managed by GBA or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, GBA will need to decide whether we or such other entity or entities will proceed with the investment. GBA will make these determinations based on its policies and procedures, which we anticipate will generally require that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
ITEM 1A.    RISK FACTORS
Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.
Risks Related to Our Business and Structure
We are a new company and have no operating history.
We were formed on May 27, 2014 and will not commence operations until we receive gross proceeds of $2.5 million, which we refer to as meeting the minimum offering requirement. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.
We have not identified any specific investments that we will make with the proceeds from our Offering, and our stockholders will not have the opportunity to evaluate our investments prior to purchasing our common stock. As a result, our Offering may be considered a "blind pool" offering.
Neither we nor GBA nor Benefit Street has presently identified, made investments in or contracted to make any investments. As a result, our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing our common stock. Our stockholders must rely on GBA and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because investors are not able to evaluate our investments in advance of purchasing our common stock, our Offering may entail more risk than other types of offerings. This additional risk may hinder our stockholders' ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.
Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay our stockholders distributions and cause a stockholder to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our Offering and may use the net proceeds from our public offering in ways with which investors may not agree or for purposes other than those contemplated in our prospectus.
Our ability to achieve our investment objective depends on the ability of GBA and Benefit Street to manage and support our investment process. If GBA or Benefit Street were to lose any members of their respective senior management team, our ability to achieve our investment objective could be significantly harmed.
Since we have no employees, we will depend on the investment expertise, skill and network of business contacts of the broader networks of GBA, Benefit Street and their respective affiliates. GBA will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of GBA and its senior management team. The departure of any members of GBA's senior management team could have a material adverse effect on our ability to achieve our investment objective. Likewise, the departure of any key employees of Benefit Street may impact its ability to render services to us under the terms of its sub-advisory agreement with GBA and us.
Our ability to achieve our investment objective depends on GBA's ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. GBA's capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, GBA may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. GBA may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
Each of the investment advisory agreement and investment sub-advisory agreement was approved by our board of directors on December 16, 2014 pursuant to Section 15 of the 1940 Act. In addition, each of the investment advisory agreement and investment sub-advisory agreement contain termination provisions that allow the parties to terminate the agreements. The investment advisory agreement may be terminated at any time, without penalty, by us upon 60 days' notice, or by GBA upon 120 days' notice. The investment sub-advisory agreement may be terminated at any time, upon 60 days' written notice by Benefit Street or, if a majority of the independent directors of our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with Benefit Street should be terminated, by us upon 60 days' written notice. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace GBA and/or Benefit Street.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of GBA and/or Benefit Street to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that GBA and Benefit Street will depend on their broader organization's relationships with private equity sponsors, investment banks and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If GBA or Benefit Street or their respective organizations, as applicable, fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom GBA and Benefit Street or their respective broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and collateralized loan obligation funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms or structure. If we are forced to match our competitors' pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. However, in the future, we may experience increased competition for investment opportunities from traditional lenders if they relax their lending and underwriting requirements. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.
Unfavorable economic conditions or other factors may affect our ability to borrow for investment purposes, and may therefore adversely affect our ability to achieve our investment objective.
Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.
A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we intend to invest. Many of our investments will not be publicly traded or actively traded on a secondary market. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.
Certain factors that may be considered in determining the fair value of our investments include investment dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. See "Item 1. Business - Valuation Process and Determination of Net Asset Value."
There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.
We may not achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See "Item 1. Business - Regulation - Senior Securities."
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering, and may be funded from unlimited amounts of offering proceeds or borrowings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders for tax purposes that will lower a stockholder's tax basis in their common stock and reduce the amount of funds we have for investment in targeted assets.
We intend to authorize and declare distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. Our distributions may be funded from unlimited amounts of offering proceeds, borrowings or other sources of cash flow, which may constitute a return of capital and reduce the amount of capital available to us for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses. Paying distributions from sources other than cash flow from operations could reduce the amount of capital we ultimately invest in our portfolio companies and could diminish the net asset value of our shares. While GBA may agree to limit our expenses to ensure that such expenses are reasonable in relation to our income, we may not achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure our stockholders that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders' capital. A return of capital is a return of a stockholder's investment, rather than a return of earnings or gains derived from our investment activities. A stockholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the stockholder's basis in its shares; however, the stockholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the stockholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the stockholder's basis in its shares, such excess amount will be treated as gain from the sale of the stockholder's shares. A stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.
Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.
The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the capital markets improved during 2013, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.
Market conditions in the future may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility thereof, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, or any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.
Various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so.
A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.
As has been widely reported in recent times, the United States Treasury Secretary has stated at certain times that the federal government may not be able to meet its debt payments unless the federal debt ceiling is raised. Under such circumstances, if legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of a continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.
Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association ("BBA") in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. The nature of such potential changes is uncertain and may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of GBA and Benefit Street to other types of investments in which GBA and Benefit Street may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder's investment.
Terrorist attacks, acts of war or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
As a public company, we will be subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
Upon commencement of our Offering, we will be subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2015, we will be required to provide management's report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management's time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected
However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to

Section 404(b). We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
If we internalize our management functions, our stockholders' interests in us could be diluted, and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the assets and personnel of GBA. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders' interests as a stockholder and could reduce the earnings per share attributable to our stockholders' investments. In addition, we and GBA and Benefit Street would need to apply for exemptive relief from the SEC with respect to such potential acquisitions and there can be no assurance that such relief would be granted.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to GBA under the investment advisory agreement if we internalized our management functions, we would incur the compensation and benefits costs of our officers and other employees and consultants. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute a stockholder's investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self- managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to GBA, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.
If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by GBA and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from effectively managing our investments.
Risks Related to an Investment in Our Common Stock
Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their common stock if our board of directors does not decrease the offering price in the event of a decline in our net asset value per share.
After meeting the minimum offering requirement, the purchase price at which a stockholder purchases common stock will be determined at each semi- monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common stock. In the event of a decrease to our net asset value per share, stockholders could pay a premium of more than 2.5% for their common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 2.5% below our then-current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%. See "Item 1. Business - Valuation Process and Determination of Net Asset Value."
Beginning with the first full calendar quarter following the one-year anniversary of the date that we satisfy our minimum offering requirement, we intend to offer to repurchase shares on a quarterly basis. Only a limited number of shares will be repurchased, however, and, to the extent stockholders are able to sell their shares under the repurchase program, stockholders may not be able to recover the amount of their investment in those shares.
Beginning with the first full calendar quarter following the one-year anniversary of the date that we satisfy our minimum offering requirement, we intend to commence tender offers to allow stockholders to tender their shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit our stockholders' ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10.0% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless a stockholder tenders all of their shares, a stockholder must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $2,500 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
In addition, our board of directors may amend, suspend or terminate the share repurchase program upon 30 days' notice. We will notify our stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
Although we intend to adopt a share repurchase program, we have the right to suspend the program, cease repurchases or terminate the program at any time upon 30 days' notice.
Although we intend to adopt a share repurchase program, we will have discretion to not repurchase our stockholders' shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days' notice. Stockholders may not be able to sell their shares at all in the event our board of directors amends, suspends or terminates the share repurchase program, absent a liquidity event. We will notify our stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. The share repurchase program has many limitations and should not be relied upon as a method to sell shares of common stock promptly or at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be disadvantageous to our stockholders.
When we make quarterly repurchase offers pursuant to the share repurchase program, the repurchase price will be lower than the price that investors paid for common stock in our Offering, unless we experience substantial capital appreciation and capital gains. As a result, to the extent investors have the ability to sell their common stock to us as part of our share repurchase program, the price at which an investor may sell common stock, which will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common stock in our Offering.
In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell common stock to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common stock will be on the repurchase date.
We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for our stockholders to sell their common stock.
We intend to seek to complete a liquidity event for our stockholders within approximately five years following the completion of our offering stage, or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors; however, our offering period may extend for an indefinite period. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. If we do not successfully complete a liquidity event, liquidity for our stockholders' common stock will be limited to our share repurchase program, which we have no obligation to maintain.
We may be unable to invest a significant portion of the net proceeds of our Offering on acceptable terms in an acceptable timeframe.
Delays in investing the net proceeds of our Offering may impair our performance. We cannot assure our stockholders that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with GBA or Benefit Street in transactions originated by GBA or Benefit Street or their respective affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside GBA or Benefit Street or their respective affiliates in accordance with existing regulatory guidance. However, we will be permitted to and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We have applied for exemptive relief from the SEC to engage in co-investment transactions with funds managed by Benefit Street or its affiliates. However, there can be no assurance that we will obtain such exemptive relief.
Before making investments, we will invest the net proceeds of our Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.
A stockholder's interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.
Potential investors will not have preemptive rights to any common stock we issue in the future. Our articles of incorporation authorize us to issue 500,000,000 shares of stock, par value $0.001 per share, of which 450,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of common stock without stockholder approval. After an investor purchases shares of common stock, we intend to continuously sell additional shares of common stock in our Offering and any other follow-on offering or issue equity interests in private offerings. To the extent that we issue additional shares of common stock at or below net asset value (including if our net asset value drops more than 2.5% below our offering price) after an investor purchases shares of our common stock, an investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.
Certain provisions of our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the value of our common stock.
Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our board of directors were to amend our bylaws to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. There can be no assurance, however, that we will not so amend our bylaws in such a manner at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to the determination.
Our articles of incorporation and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of directors may, without stockholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and our board of directors may, without stockholder action, amend our articles of incorporation to increase the number of our shares, of any class or series, that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.
Investing in our common stock involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.
The net asset value of our common stock may fluctuate significantly.
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of our adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.
Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
We intend to invest in senior secured loans, including unitranche loans and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. companies primarily in the middle market.
Senior Secured Loans and Second Lien Loans. When we invest in senior secured term loans and second lien loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Unitranche Loans. We also expect to invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan.
Unitranche debt generally has contractual maturities of five to six years and interest is typically paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured and second lien loans and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.
Subordinated Debt. Our subordinated, or mezzanine, debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income, including "payment-in-kind," or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount. Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.
Most loans in which we invest will not be rated, or would be rated as below investment grade quality if they were rated by a rating agency. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. These investments may involve additional risks that could adversely affect our investment returns. We expect to hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible. If GBA has collected a fee on an investment that provides for PIK interest, and such investment fails, GBA would not be required to repay the fee that it received with respect to that investment. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.
Equity Investments. We expect to make selected equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Investments in private companies pose certain incremental risks as compared to investments in public companies, any one of which could have a material adverse effect on our operating results.
We intend to invest in privately held U.S. companies primarily in the middle market. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or repay their outstanding indebtedness upon maturity;

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses,

which tend to render them more vulnerable to competitors' actions and changing market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Adviser's and Sub-Adviser's management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Finally, little public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser and Sub-Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
To the extent original issue discount and paid-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include original issue discount, or OID, instruments and contractual payment-in-kind, or PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan's term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	OID accruals may create uncertainty about the source of our distributions to stockholders;

•	OID and PIK instruments may represent a higher credit risk than coupon loans; and

•
the deferral of PIK interest may have the effect of increasing assets under management and, therefore, increasing the base management fee at a compounding rate, which may create the risk of non-refundable cash payments to the adviser based on accruals that may never be realized.

Because we will generally not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
We currently anticipate not taking controlling equity positions in our portfolio companies, although we are not precluded from doing so by the 1940 Act. If we do not acquire a controlling position in a portfolio company, we will be subject to the risk that the company may make business decisions with which we disagree, and the stockholders and management of the company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments. To the extent we take a controlling position in a portfolio company, our ability to interact with that company will be limited under the 1940 Act.
Our portfolio companies may incur debt that ranks above or equally with our investments in such companies.
Our portfolio companies usually have, or may be permitted to incur, other debt that ranks above or equally with the debt securities in which we invest. In the case of debt ranking above debt securities in which we invest, we would be subordinate to such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and therefore the holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
We may also invest in unsecured or subordinated debt, which could entitle secured creditors and creditors senior in ranking to receive payments of interest or principal on or before the dates on which we are entitled to receive such payments. Furthermore, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of claims ranking senior to ours in that portfolio company, or holders of secured assets of the portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying these creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of holders of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we intend to generally structure most of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower.
Second priority liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we intend to make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We generally will not control our portfolio companies.
We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company's common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Our investments in lower rated loans and debt instruments including in unrated debt may subject us to greater risk of loss of principal and interest.
We may invest in loans and other debt instruments that are rated below investment grade by the various credit rating agencies, or trade at a yield similar to non-investment grade debt (and in comparable non-rated loans). Loans and debt instruments rated in the lower rating categories are subject to greater risk of loss of principal and interest than higher-rated loans and debt instruments and are generally considered to be predominantly speculative with respect to the borrower's capacity to pay interest and repay principal. They are also considered to be subject to greater risk than investment grade rated debt instruments in the case of deterioration of general economic conditions. Because investors perceive that there are greater risks associated with such loans and debt instruments, the yields and prices of such loans and debt instruments may be more volatile than those for higher-rated loans and debt instruments. The market for lower-rated loans and debt instruments is thinner, often less liquid and less active than that for higher-rated loans and debt instruments, which may adversely affect the prices at which such loans and debt instruments may be sold and may even make it impractical to sell such loans or debt instruments.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
A covenant breach or other defaults by our portfolio companies may harm our operating results.
A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants.
We may not realize gains from our equity investments.
Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
A lack of liquidity in certain of our investments may adversely affect our business.
We intend to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies.
We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.
We may acquire various structured financial instruments for purposes of "hedging" or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our stockholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our stockholders.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. Consequently, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.
Risks Related to Debt Financing
If we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, our stockholders will experience increased risks from investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to GBA.
We may use leverage to finance our investments. The amount of leverage that we employ will depend on GBA's and our board of directors' assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. These events could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom will be independent directors with no material interests in such transactions.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation, H.R. 31 (the Next Steps for Credit Availability Act), was introduced in the U.S. House of

Representatives and if this or similar legislation is passed, it would modify the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore a stockholder's risk of an investment in us may increase due to the increased volatility associated with higher leverage.
Changes in interest rates may affect our cost of capital and net investment income.
Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to acquire or develop such expertise. However, our ability to engage in hedging transactions may be adversely affected by recent rules adopted by the CFTC.
Stockholders should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to GBA with respect to pre-incentive fee net investment income. See "Item 1. Business - Investment Advisory Agreement."
Risks Related to GBA and its Affiliates; Risks Related to Benefit Street and its Affiliates
GBA has no prior experience managing a BDC or a RIC.
GBA has no experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by GBA's management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. GBA's lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.
GBA, Benefit Street and their respective affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.
GBA, Benefit Street and their respective affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and GBA and Benefit Street to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to GBA and Benefit Street and may increase the amount of income incentive fees payable to GBA and Benefit Street.
There may be conflicts of interest related to obligations that GBA's and Benefit Street's respective senior management and investment teams have to other clients.
The members of the senior management and investment teams of each of GBA and Benefit Street serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on GBA to manage our day-to-day activities and to implement our investment strategy. GBA and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, GBA, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated non- traded Real Estate Investment Trusts. GBA and its officers and employees will devote only as much of its or their time to our business as GBA and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
Benefit Street and its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Providence and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of Benefit Street. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of Benefit Street, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of Providence and its affiliates in a manner that Providence deems necessary and appropriate.
Benefit Street currently acts as investment adviser to one or more private investment funds that are authorized to invest in the same kinds of securities in which we propose to invest. Also, in connection with such business activities, Benefit Street and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objective. These activities could be viewed as creating a conflict of interest in that the time, effort and ability of the members of Benefit Street, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other accounts managed by Benefit Street and its affiliates as Benefit Street deems necessary and appropriate.
In addition, there are information barriers amongst Benefit Street and certain of its affiliates. If Benefit Street or its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented from investing in such company.
Furthermore, it is possible that other funds managed or advised by Providence or its affiliates may own or make investments in the same or similar securities at different times and on different terms than we do. From time to time, we and other funds managed or advised by Providence or its affiliates may make investments at different levels of an issuer's capital structure or otherwise in different classes of an issuer's securities. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Conflicts may also arise because portfolio decisions regarding us may benefit other funds managed or advised by Providence or its affiliates. Providence and its managed funds may pursue or enforce rights with respect to an issuer in which we have invested, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity, and terms of our investments may be negatively impacted by the activities of Providence or its managed funds, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.
The compensation we pay to GBA and the compensation GBA pays to Benefit Street were determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm's-length negotiations.
The compensation we pay to GBA and the compensation GBA pays to Benefit Street were not entered into on an arm's-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had these been entered into through arm's-length transactions with an unaffiliated third party. The compensation payable by us to GBA and other affiliates and Benefit Street will be approved by our board of directors consistent with the exercise of the requisite standard of care applicable to directors under Maryland law.
Our base management and incentive fees may induce GBA to make, and Benefit Street to recommend, investments that are riskier or more speculative than would otherwise be the case or to incur leverage.
The incentive fee payable by us to GBA may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GBA is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee will be payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage GBA to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since Benefit Street will receive a portion of the incentive fees paid to GBA, Benefit Street may have an incentive to recommend investments that are riskier or more speculative.

We may be obligated to pay the Adviser incentive compensation even if we incur a loss and may pay more than 20% of our net capital gains because we cannot recover payments made in previous years.
The Adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.
Shares of our common stock may be purchased by GBA, Benefit Street or their respective affiliates.
GBA, Benefit Street and their respective affiliates may purchase shares of our common stock for any reason deemed appropriate; provided, however, that it is intended that once our Offering of common stock is completed, neither GBA nor Benefit Street nor their respective affiliates will hold 5% or more of our outstanding shares of common stock. GBA, Benefit Street and their respective affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by GBA, Benefit Street and their respective affiliates could create certain risks, including, but not limited to, the following:

•	GBA, Benefit Street and their respective affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our common stock; and

•
substantial purchases of shares by GBA, Benefit Street and their respective affiliates may limit GBA's or Benefit Street's ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

GBA and Benefit Street rely on key personnel, the loss of any of whom could impair GBA's and Benefit Street's ability to successfully manage us, respectively.
Our future success depends, to a significant extent, on the continued services of the officers and employees of GBA, Benefit Street or their respective affiliates. The loss of services of one or more members of GBA's and Benefit Street's respective management teams, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations.
If our Adviser loses or is unable to obtain key personnel, our ability to implement our investment objective could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders' investments.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Adviser, including Kevin A. Shields, David C. Rupert, Joseph E. Miller, Randy I. Anderson and Howard S. Hirsch, each of whom would be difficult to replace. Our Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Adviser. If any of our key personnel were to cease their affiliation with our Adviser, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals, with the exception of Kevin A. Shields, which policy is owned by Griffin Capital. We believe that our future success depends, in large part, upon our Adviser's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Adviser will be successful in attracting and retaining such skilled personnel. If our Adviser loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategy could be delayed or hindered, and the value of our stockholders' investments may decline.
GBA's influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our stockholders.
GBA is paid a base management fee calculated as a percentage of our gross assets and is unrelated to net income or any other performance base or measure. GBA may advise us to consummate transactions or conduct our operations in a manner that, in GBA's reasonable discretion, are in the best interests of our stockholders. These transactions, however, may increase the amount of fees paid to GBA. GBA's ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our stockholders.

Risks Related to Our Operation as a Business Development Company and a RIC
Regulations governing our operation as a BDC may limit our ability to, and the way in which we, raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.
Our business will in the future require a substantial amount of capital in addition to the proceeds of our Offering. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

•
Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank "senior" to common stock in our capital structure, resulting in preferred stockholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in our stockholders' best interests.

•
Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We are an "emerging growth company" under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are and we will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an "emerging growth company" we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, pursuant to Section 107 of the JOBS Act, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Our status as an "emerging growth company" under the JOBS Act may make it more difficult to raise capital as and when we need it.
Because of the exemptions from various reporting requirements provided to us as an "emerging growth company" and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, which may prevent us from making certain investments that we would otherwise view as attractive opportunities. See "Item 1. Business - Regulation."
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if the investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies, which would have a material adverse effect on our business, financial condition and results of operations. Rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position). If, in order to make additional investments we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may have difficulty in such a case in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.
Failure to maintain our status as a BDC would reduce our operating flexibility.
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs must invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify or maintain our qualification as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business and adversely impact our stockholders' investments in us.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Our ability to enter into transactions with our affiliates will be restricted.
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by GBA or Benefit Street, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
To obtain and maintain RIC tax treatment under the Code, we must, among other things, meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of common stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly-traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Any deferred PIK interest income that we accrue and distribute to our stockholders may create issues regarding our distributions.
Deferred PIK interest instruments may have less reliable valuations because these instruments have continuing accruals that require continuing judgment about the collectability of the deferred payments and the value of any associated collateral. In addition, deferred PIK interest instruments create the risk of non-refundable cash payments to our investment adviser based on non-cash accruals that ultimately may not be realized. For accounting purposes, any cash distributions to stockholders representing deferred PIK interest income are not treated as coming from paid-in capital, even though the cash to pay these distributions may come from offering proceeds. Thus, although a distribution of deferred PIK interest may come from the cash invested by stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
If we do not qualify as a "publicly offered regulated investment company," as defined in the Code, our stockholders will be taxed as though they received a distribution of some of our expenses.
A "publicly offered regulated investment company" is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate stockholder's allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution such stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual stockholder only to the extent they exceed 2% of such a stockholder's adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our administrative and principal executive offices are located at Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
ITEM 3.    LEGAL PROCEEDINGS
Neither GBA nor Benefit Street nor we are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, GBA or Benefit Street. From time to time, we and individuals employed by GBA and Benefit Street may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 31, 2015, we had 22,222 shares of common stock outstanding, held by a total of two stockholders. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.
We are offering our shares on a continuous basis in our Offering at an initial offering price of $10.00 per share. However, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at www.griffincapital.com.
DISTRIBUTIONS
We intend to make our distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions in additional shares of common stock pursuant to our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder to the same extent as if received in cash. If stockholders hold shares of common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of common stock.
To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, a RIC would need to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
We have adopted an "opt in" distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive their distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder's ability to participate in our distribution reinvestment plan.
SALES OF UNREGISTERED SECURITIES
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $200,000.
ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected financial data as of December 31, 2014 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes thereto included elsewhere in this Form 10-K:

Balance sheet data:
Total assets	$200,000
Total stockholders' equity	200,000
Total liabilities and stockholders' equity	$200,000

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under "Risk Factors" and "Forward-Looking Statements" appearing elsewhere herein.
OVERVIEW
We are a newly organized, externally managed, non-diversified closed-end management investment company. We will be managed by our Adviser, which is an affiliate of Griffin Capital. Our Adviser is a registered investment adviser under the Advisers Act.
We and GBA will oversee the management of our activities and be responsible for making investment decisions for our portfolio. We and the Adviser have engaged Benefit Street, which is a registered investment adviser under the Advisers Act and an affiliate of Providence, to act as our sub-adviser. Benefit Street will assist GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We intend to elect to be treated for federal income tax purposes as a RIC under subchapter M of the Code.
Our investment objective is to generate both current income and capital appreciation. We seek to achieve our investment objective by investing in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as equity and equity related securities issued by private U.S. companies primarily in the middle market or public U.S. companies with market equity capitalization of less than $250 million. We intend to generally focus our investment activities on companies that our Adviser believes have leading market positions, significant asset or franchise values, strong free cash flow, experienced senior management teams and high-quality sponsors (if the company is externally sponsored). As we work to build and grow our portfolio, we may also make investments in syndicated debt opportunities.
We intend to invest in private U.S. companies primarily in the middle market with EBITDA of approximately $5 million to $100 million. However, on occasion, we may invest in larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We expect that our investments will generally range between $5 million and $50 million, although the size of our investments may increase as our business grows. We will maintain a strong focus on credit quality, including a high level of investment discipline and selectivity. We believe that investing in the debt of private companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with these companies. Because private companies have limited access to capital providers, debt investments in such companies typically carry above market interest rates and include better-than-market terms. As a result, we believe investments in private companies result in attractive risk-adjusted returns.
We have elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our 2015 taxable year. As a BDC, we will be required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in "qualifying assets," including securities of private or thinly traded public U.S. companies and cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities.
As a BDC, we will be subject to certain regulatory restrictions in negotiating certain investments with certain entities under the 1940 Act, such as GBA, Benefit Street and their respective affiliates, unless we obtain an exemptive order from the SEC. Together with these affiliates, we have applied for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments. We believe that co-investment by us and other funds managed by Benefit Street or its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. The exemptive relief that we have requested would permit us to co-invest with funds managed by Benefit Street or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise be prohibited by the 1940 Act, subject to the conditions of the order. We expect that such exemptive relief, if granted, would require, among other things, that our independent directors review and approve each initial co-investment. There can be no assurance such exemptive relief will be granted.
After meeting the minimum offering requirement, the Company will commence operations and sell its shares on a continuous basis at a price of $10.00 per share. As of December 31, 2014 and through the date of filing the annual report on Form 10-K, the Company had not raised the minimum offering requirement and had not commenced operations, therefore no statement of operations or cash flows is presented.
Emerging Growth Company
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. Specifically, under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, pursuant to Section 107 of the JOBS Act, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Revenues
We plan to generate revenue primarily in the form of interest payable and capital gains, if any, on the debt instruments that we invest in. We may also generate revenue from capital gains on direct equity investments we make, if any, or on warrants or other equity interests that we may acquire in portfolio companies. In some cases, the interest on our investments may accrue or be paid in the form of additional debt. The principal amount of the debt instruments and any accrued but unpaid interest will generally become due at their maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.
Expenses
Our primary operating expenses will include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our investment adviser, the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the investment advisory agreement and investment sub-advisory agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees will compensate our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See "Item 1. Business - Investment Advisory Agreement." GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the investment sub-advisory agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and our Offering;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors' fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•
all other expenses incurred by GBA or us in connection with administering our business, including all expenses incurred by GBA or Benefit Street in performing their respective obligations under the investment advisory agreement and investment sub-advisory agreement, respectively, and the reimbursement of the compensation of our chief financial officer and chief compliance officer and their respective staffs paid by GBA, to the extent they are not controlling persons of GBA or any of its affiliates, subject to the limitations included in the investment advisory agreement and administration agreement, as applicable.

Hedging
To the extent that any of our senior loans and other investments are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in connection with settling them will be borne by us. Our ability to engage in hedging transactions may be adversely affected by recent rules adopted by the CFTC.
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $200,000. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $2.5 million plus the proceeds from the private placements. After we have satisfied the minimum offering requirement, additional purchases must be in increments of $500, except for purchases made pursuant to our distribution reinvestment plan.
After meeting the minimum offering requirement, we will then sell our shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in our Offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each semi-monthly closing on the sale of shares of our common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then-current net asset value no later than 48 hours prior to the time that we price our shares.

Prior to investing in debt securities, we will invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
We may borrow funds to make investments, including before we have fully invested the proceeds of our Offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders, though we have not decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.
The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsor has an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in our Offering and the gross amount of any originally issued direct participation program securities sold by our sponsor within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsor has an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of December 31, 2014.
RIC Status and Distributions
We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to stockholders if it distributes at least 90% of its "Investment Company Taxable Income," as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, a RIC would need to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.
Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly basis and pay distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. Net capital gains, if any, will be distributed or deemed distributed at least annually. We will then calculate each stockholder's specific distribution amount for the period using record and declaration dates and a stockholder's distributions will begin to accrue on the date we accept their subscription for our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors.
Each year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our Offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares. There can be no assurance that we will be able to sustain distributions at any particular level.
We intend to make any distributions in the form of cash out of assets legally available for such purpose, unless a stockholder elects to receive their distributions in additional common stock pursuant to our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders. If a stockholder holds common stock in the name of a broker or financial intermediary, the stockholder should contact the broker or financial intermediary regarding their election to receive distributions in additional common stock.
We have adopted an "opt in" distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive their distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common stock.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from GBA or its affiliates.

Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements.
Valuation of Portfolio Investments
The value of our assets will be determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value, as determined in good faith by our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it will do so in conjunction with the application of our valuation procedures by GBA and our valuation committee.
ASC Topic 820 clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•
Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

•
Level 3 - Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our portfolio companies.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our financial statements.
In making fair value determinations, the following guidelines will generally be used.

Valuation Methods
Investments where a market price is readily available:
Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. If no sales of such interests occurred on the determination date, such interests shall be valued at the midpoint of the "bid" and the "asked" price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security. Loans or investments traded over the counter and not listed on an exchange are valued at a price obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by GBA.
Notwithstanding the foregoing, if in the reasonable judgment of GBA, the price for any securities held by us and determined in the manner described above does not accurately reflect the fair value of such security, GBA will value such security at a price that reflects such security's fair value and report such change in the valuation to the board of directors or its designee as soon as practicable.
Investments where a market price is not readily available:
Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available will be valued at a price that reflects such security's fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

(i)	Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.

(ii)	Valuations implied by third-party investments in the applicable portfolio companies.

(iii)	Discounted cash flow analysis, including a terminal value or exit multiple.
Below is a description of factors that our board of directors may consider when valuing our equity and debt investments where a market price is not readily available:

•	the size and scope of a portfolio company and its specific strengths and weaknesses;

•	prevailing interest rates for like securities;

•	expected volatility in future interest rates;

•	leverage;

•	call features, put features and other relevant terms of the debt;

•	the borrower's ability to adequately service its debt;

•	the fair market value of the portfolio company in relation to the face amount of its outstanding debt;

•	the quality of collateral securing our debt investments;

•	multiples of earnings before interest, tax, depreciation and amortization ("EBITDA"), cash flows, net income, revenues or, in some cases, book value or liquidation value; and

•	other factors deemed applicable.
All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners, or acquisition, recapitalization, and restructuring expenses or other related or non-recurring items. The choice of analyses and the weight assigned to such factors may vary across investments and may change within an investment if events occur that warrant such a change.
Credit default swaps and interest rate swaps will be valued at estimated fair value based on a pricing model that utilizes quoted inputs, including among other things, yield curves.
Unrealized appreciation and depreciation on total return swaps represents the change in fair value plus net accrued interest of the underlying reference assets.

Valuation Process
With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process will begin with each portfolio company or investment being initially valued by certain of GBA's investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with the Company's senior management and the valuation committee;

•	the valuation committee will review the preliminary valuation, and, if applicable, instruct that such preliminary valuation be delivered to an independent valuation firm for its review;

•
the valuation committee and, if appropriate, the relevant investment professionals of GBA and the Company's senior management meet with the independent valuation firm to discuss the preliminary valuation;

•	designated members of GBA's management team will respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm and/or the valuation committee;

•
our valuation committee meets with members of GBA's management team and the independent valuation firm to discuss the assistance provided and the results of the independent valuation firm's review; and

•
our board of directors will discuss the valuation and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of GBA, the valuation committee and any third-party valuation firm, if applicable.

Our board of directors will be responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our consistently applied valuation procedures and valuation process. We intend to value all of our Level 2 assets by using inputs from an independent third-party pricing service that will provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that we hold investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no bid and ask prices can be readily obtained, an independent third-party valuation service will be utilized to value such investments. We will periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value.
In addition to the foregoing, certain investments for which a market price is not readily available will be evaluated on a quarterly basis by an independent valuation firm and certain other investments will be on a rotational basis reviewed once over a twelve-month period by an independent valuation firm. Finally, certain investments will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds.
Revenue Recognition
We will record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest that represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans will be placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront loan origination fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization. All organization costs will be funded by Griffin Capital and its affiliates and there will be no liability for the organization costs to us until we have met the minimum offering requirement. We will expense organization costs when incurred, if and when Griffin Capital submits such costs for reimbursement. As of December 31, 2014, Griffin Capital and its affiliates have incurred approximately $322,000 of organization costs, which may be subject to reimbursement by us.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. All offering costs will be funded by Griffin Capital and its affiliates and there will be no liability for the offering costs to us until we have met the minimum offering requirement. We will capitalize offering costs when incurred and amortize them over a twelve month period as an adjustment to capital in excess of par value following the effective date of the offering and upon commencement of operations, if and when Griffin Capital submits such costs for reimbursement. The unamortized balance of these costs will be reflected in the balance sheet as deferred charges, net. As of December 31, 2014, Griffin Capital and its affiliates have incurred approximately $778,000 of offering costs, which may be subject to reimbursement by us.
Income Taxes
As a RIC, in any fiscal year with respect to which we distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the "Annual Distribution Requirement"), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of: (1) at least 98.0 percent of our ordinary income (not taking into account any capital gains or losses) for the calendar year; (2) at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (3) income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement").
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
Distributions
Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.
Capital Gains Incentive Fee
Pursuant to the terms of the investment advisory agreement we entered into with GBA, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year. Such fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
While the investment advisory agreement with GBA neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to GBA as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though GBA is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Contractual Obligations
We have entered into an agreement with GBA to provide us with investment advisory services. Payments for investment advisory services under the investment advisory agreement in future periods will be equal to (a) an annual base management fee of 2.0% of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance. Our Administrator, and to the extent requested to provide such services and such services are so provided, GBA, Benefit Street and their respective affiliates, may be reimbursed for administrative expenses incurred on our behalf.
The incentive fee consists of two parts. The first part, which we refer to as the incentive fee on income, will be calculated and payable quarterly in arrears based upon our "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our investment advisory agreement, equal to 1.75% per quarter, or an annualized rate of 7.0%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be an incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.
We and GBA have engaged Benefit Street, to act as our investment sub-adviser, as Benefit Street possesses skills that we believe will aid us in achieving our investment objective. Benefit Street will assist GBA with the management of our activities and operations.
Our Administrator will provide us with general ledger accounting, fund accounting and investor relations and other administrative services. We entered into an administration agreement with our Administrator pursuant to which our Administrator, will furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator.
If any of our contractual obligations discussed above is terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services that we expect to receive pursuant to our investment advisory agreement and administration agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards
We do not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material adverse effect on our financial statements.
Related Party Transactions
We have entered into an investment advisory agreement with GBA. Pursuant to the investment advisory agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. See "Item 1. Business - Investment Advisory Agreement." We have also entered into an administration agreement with our Administrator, pursuant to which we will reimburse our Administrator for expenses necessary for the performance of services related to our administration and operation, provided that such reimbursement will be the lower of our Administrator's actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. Pursuant to the administration agreement, our Administrator at its sole discretion, may contract with a third party service provider to provide certain of our accounting and administrative services. The cost of the third party service provider will be an obligation of our Administrator. The Company will not incur the costs from both our Administrator, and the third party provider for similar services.
Our payment of organization and offering costs (including reimbursement of costs incurred by GBA and its affiliates) is approximately 1.5% of the gross proceeds from our Offering. If we sell the minimum number of shares at $10.00 per share, then we estimate that we may incur up to approximately $37,500 of expenses. If we sell the maximum number of shares at $10.00 per share, then we estimate that we may incur up to approximately $22.5 million of expenses. As of December 31, 2014, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $322,000 and $778,000 respectively. Under the terms of the investment advisory agreement, after we meet the minimum offering requirement, GBA and certain of its affiliates, which includes Griffin Capital, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering costs and organization costs have been reimbursed. Except for this provision in the investment advisory agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund our organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, we may or may not be requested to reimburse any costs funded by Griffin Capital.
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $200,000. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $2.5 million plus the proceeds received from the private placements.
Because GBA's senior management team includes members of the senior management team of Griffin Capital, which is the sponsor of certain non-traded Real Estate Investment Trusts ("Griffin REITs"), such members provide management services to both us and the Griffin REITs. In the event that GBA undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we will not be disadvantaged in relation to any other client of our investment adviser or its senior management team. In addition, as noted above, GBA's senior management team consists of substantially the same management team that operates Griffin Capital.
Staffing
We do not currently have any employees and we do not currently intend to hire any in the future. The compensation of our chief financial officer, Joseph E. Miller, and our chief compliance officer, Umar Ehtisham, will be paid by GBA. We will reimburse GBA for the compensation paid to our chief financial officer and his staff and our chief compliance officer and his staff. Each of our executive officers is a principal or officer of GBA, which manages and oversees our investment operations. In the future, GBA may retain additional investment personnel based upon its needs. See "Item 1. Business - Investment Advisory Agreement."
Recent Development
See Note 8, Subsequent Events, to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We will be subject to financial market risks, including changes in interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2014, we did not engage in hedging activities.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to GBA with respect to our increasing pre-incentive fee net investment income.
Assuming that the statement of assets and liabilities as of December 31, 2014 remains constant and that we take no actions to alter our existing interest rate sensitivity, there would be no impact to interest income or net investment income as the result of changes in variable interest rates.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Pursuant to General Instruction B.3. to Form 8-K, the following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K.

Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, we and GBA entered into an expense support and conditional reimbursement agreement. Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. We or GBA may terminate the expense reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory agreement with GBA, we will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense reimbursement agreement will remain in effect or that GBA will reimburse any portion of our expenses in future quarters.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is information concerning our directors and executive officers.
Director and Executive Officer Information
Our Board of Directors consists of five members, a majority of whom are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act and are independent consistent with the rules of the Nasdaq Global Select Market. We refer to these individuals as our independent directors.
Directors
The following table sets forth the names, ages and positions held by each of our directors, followed by a brief biography of each individual, a discussion of such director's particular experience, qualifications, attributes or skills that lead us to conclude, as of the date of this Annual Report, that such individual should serve as a director, in light of our business and structure. The address for each director is c/o Griffin-Benefit Street Partners BDC Corp., Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
Kevin A. Shields	56	Director and President	2014	2017
Richard J. Byrne	54	Director	2014	2016
Independent Directors
M. Brent Stevens	54	Director	2014	2016
Buford Ortale	53	Director	2014	2017
Dennis Schaney	57	Director	2014	2015
Interested Directors
Mr. Shields is an interested person, as defined in the 1940 Act, due to his positions as our President, chief executive officer of GBA and chairman and chief executive officer of Griffin Capital. Mr. Byrne is an interested person, as defined in the 1940 Act, due to his position as president of Benefit Street.
Kevin A. Shields, Director and President. Mr. Shields founded Griffin Capital in 1995, serves as Griffin Capital's Chairman and Chief Executive Officer, and is based in the firm's headquarters in El Segundo, CA. Griffin Capital is the sponsor or co-sponsor of several public, non- listed real estate investment trusts and a 1940 Act interval fund, including: GCEAR and GCEAR II, of which Mr. Shields is the Chairman and Chief Executive Officer, and GAHR II and GAHR III, for which Mr. Shields serves as a Board of Directors observer, and GIREX, of which Mr. Shields is the president and trustee. Mr. Shields is the Chairman and Chief Executive Officer of Griffin Capital Securities, Inc., a FINRA-registered broker- dealer and the dealer-manager for the REITs, and Chief Executive Officer of Griffin Capital Advisor, LLC, an SEC-registered investment advisor and advisor to GIREX. Mr. Shields also serves as the Chief Executive Officer of GBA.
Before founding Griffin Capital, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc. in Los Angeles and a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. Over the course of his 30-year real estate and investment-banking career, Mr. Shields has structured and closed over 200 transactions totaling in excess of $8 billion of real estate acquisitions, financings and dispositions.
Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is a licensed securities professional holding Series 7, 63, 24 and 27 licenses, and an inactive member of the California Bar. Mr. Shields is a full member of the Urban Land Institute and frequent guest lecturer at the Fisher Center for Real Estate at the Haas Graduate School of Business. Mr. Shields is also a member of the Policy Advisory Board for the Fisher Center for Real Estate, the Chair Elect of the Board of Directors for the Investment Program Association and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.

We believe that Mr. Shields' broad experience in real estate investment and banking and his services at Griffin Capital and its affiliates support his appointment to our board of directors.
Richard J. Byrne, Director. Mr. Byrne is President of Benefit Street. Prior to joining Benefit Street in April 2013, Mr. Byrne was Chief Executive Officer of Deutsche Bank Securities, Inc. He was also the Global Co-Head of Capital Markets at Deutsche Bank. Before joining Deutsche Bank, Mr. Byrne was Global Co-Head of the Leveraged Finance Group and Global Head of Credit Research at Merrill Lynch & Co. He was also a perennially top-ranked credit analyst. Mr. Byrne earned an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from Binghamton University. Mr. Byrne is a member of the Board of Directors of New York Road Runners and the Board of Directors of MFA Financial, Inc.
We believe that Mr. Byrne's broad experience in asset and credit management and finance industries and his services at Benefit Street and its affiliates support his appointment to our board of directors.
Independent Directors
Messrs. Stevens, Ortale and Schaney are considered independent for purposes of the 1940 Act.
M. Brent Stevens, Director. Mr. Stevens is the Chief Executive Officer of Peninsula Pacific Strategic Partners LLC, an investment management firm, which through its affiliates oversees and manages investments in gaming and middle market manufacturing, distribution and services companies. Until November 2012, Mr. Stevens was the Chairman and Chief Executive Officer of Peninsula Gaming Corporation, a company which he founded in 1997 and sold to Boyd Gaming Corporation in 2012. From 1990 through 2010 Mr. Stevens was a founding member of the Investment Banking Department at Jefferies & Company, holding various positions, most recently as an Executive Vice President and Head of Capital Markets. He was also a member of the firm's Executive Committee. Mr. Stevens is also a director of SCE, LLC, Brundage-Bone Concrete Pumping and the other portfolio entities owned by Peninsula Pacific and its affiliates. He previously worked in the Investment Banking Department of Drexel Burnham Lambert after beginning his career at KPMG. Mr. Stevens received an M.B.A. from the Wharton School at the University of Pennsylvania and a B.A. in accounting from the University of Southern California.
We believe that Mr. Stevens' broad experience in asset management, finance and investment banking, as well as management in general support his appointment to our board of directors.
Buford Ortale, Director. Mr. Ortale is a private equity investor based in Nashville, TN. He began his post-M.B.A. career with Merrill Lynch's Merchant Banking Group in New York in 1987. He was subsequently a founder and Managing Director of NationsBanc's High Yield Bond Group. He has served as the General Partner of numerous investment partnerships, and has been a principal as well as a board member for many private and public companies. Mr. Ortale is the sole principal of Sewanee Ventures (personal holding company), is the chairman of The Enliven Partnership (a healthcare services firm currently working with over 300 hospitals), is a non-operating financial partner in ARRM, LLC, is a board advisor to Western Express, and the CEO of two technology development firms (Angular Kinetics and PNQR). He received his B.A. from The University of the South in Sewanee in 1984, and his M.B.A. from Vanderbilt in 1987.
We believe that Mr. Ortale's broad experience in private equity and asset and credit management, and his prior and current experience as a member of boards of directors support his appointment to our board of directors.
Dennis Schaney, Director. Mr. Schaney served as Managing Director and Head of High Yield and Leveraged Loans at Morgan Stanley Investment Management. Mr. Schaney also served as Co-Head of Morgan Stanley Credit Partners. During this time, he was responsible for leveraged loan, high yield bonds and mezzanine investment across a variety of funds including closed-end, open-end and institutional separate accounts. Mr. Schaney retired from Morgan Stanley Investment Management in 2010. From 2003 to 2007, he served as Managing Director and Global Head of Fixed Income for Credit Suisse Asset Management. He oversaw global teams responsible for all fixed income investments and served on the asset management's Executive Committee and the Management Committee for Credit Suisse. Prior to Credit Suisse, Mr. Schaney founded BlackRock Financial Management's Leveraged Finance Group which was responsible for High Yield, Leveraged Loan and Mezzanine Investments. He was also responsible for the Alternative Investment effort for Leveraged assets including the Magnetite CLO/CBO products. In addition to those responsibilities, he co-headed the firm's credit research effort. Mr. Schaney worked at Merrill Lynch from 1988 through 1997 where he was Global Head of Corporate and Municipal Bond Research and an analyst covering the Media, Entertainment and cable sectors. Prior to Merrill Lynch, Mr. Schaney was a VP at First Boston Corporation focusing on Corporate Restructurings and Credit Advisory Services. He was also a Rating Officer for Standard & Poor's Rating Services. Mr. Schaney holds a B.S. in Psychology from the University of Bridgeport and an M.S. in Finance from Fairfield University.
We believe that Mr. Schaney's broad experience in asset and credit management and industry knowledge, including his leadership positions, support his appointment to our board of directors.

Executive Officers Who Are Not Directors
The following sets forth certain information regarding our executive officers who are not members of our board of directors. The address for each executive officer is c/o Griffin-Benefit Street Partners BDC Corp., Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.

Name	Age	Position
Executive Officers
David C. Rupert	58	Chief Executive Officer
Joseph E. Miller	51	Chief Financial Officer and Treasurer
Umar Ehtisham	33	Chief Compliance Officer
Randy I. Anderson	46	Executive Vice President
Howard S. Hirsch	49	Vice President and Secretary
David C. Rupert, Chief Executive Officer. Mr. Rupert has been our Chief Executive Officer since our initial formation. Mr. Rupert has also been the President of GBA since May 2014. Mr. Rupert serves as the Executive Vice President of GCEAR II, a position he has held since February 2014, and the President of GCEAR, a position he has held since July 2012, and as President of our sponsor, having re-joined our sponsor in September 2010. Mr. Rupert's more than 30 years of commercial real estate and finance experience includes over $9 billion of transactions executed on four continents: North America, Europe, Asia and Australia. From July 2009 to August 2010, Mr. Rupert co-headed an opportunistic hotel fund in partnership with The Olympia Companies, a hotel owner-operator with more than 800 employees, headquartered in Portland, Maine. From March 2008 through June 2009 Mr. Rupert was a partner in a private equity firm focused on Eastern Europe, in particular extended stay hotel and multifamily residential development, and large scale agribusiness in Ukraine. Mr. Rupert previously served as Chief Operating Officer of our sponsor from August 1999 through February 2008. From 1999-2000, Mr. Rupert served as President of CB5, a real estate and restaurant development company that worked closely with the W Hotel division of Starwood Hotels. From 1997-1998 Mr. Rupert provided consulting services in the U.S. and UK to Lowe Enterprises, a Los Angeles-headquartered institutional real estate management firm. From 1986-1996, Mr. Rupert was employed at Salomon Brothers in New York, where he served in various capacities, including the head of REIT underwriting, and provided advice, raised debt and equity capital and provided brokerage and other services for leading public and private real estate institutions and entrepreneurs. Since 1984, Mr. Rupert has served on the Advisory Board to Cornell University's Endowment for Real Estate Investments, and in August 2010 Mr. Rupert was appointed Co-Chairman of this Board. For more than 15 years, Mr. Rupert has lectured in graduate-level real estate and real estate finance courses in Cornell's masters-level Program in Real Estate, where he is a founding Board Member. Mr. Rupert received his B.A. from Cornell in 1979 and his M.B.A. from Harvard in 1986.
Joseph E. Miller, Chief Financial Officer and Treasurer. Mr. Miller has been our Chief Financial Officer since our initial formation. Mr. Miller has also been the Chief Financial Officer of GBA since May 2014. Mr. Miller is the Treasurer of Griffin Institutional Access Real Estate Fund ("GIREX"), and the Chief Financial Officer of GIREX's adviser, Griffin Capital Advisor, LLC, and has held these positions since June 2014. In addition, Mr. Miller is the Chief Financial Officer and Treasurer of GCEAR II, and has held these positions since February 2014. In addition, Mr. Miller is the Chief Financial Officer of Griffin Capital Essential Asset Advisor II, LLC and has served as Griffin Capital's Chief Financial Officer since February 2007, where he is responsible for all of Griffin Capital's and Griffin Capital Essential Asset Advisor II, LLC's accounting, finance, information technology systems and human resources functions. Mr. Miller also currently serves as Chief Financial Officer and Treasurer of GCEAR, and has held these positions since August 2008. Mr. Miller has 25 years of real estate experience in public accounting and real estate investment firms. Prior to joining our sponsor, from 2001 to January 2007, Mr. Miller served as the Vice President and Corporate Controller, and later the Senior Vice President of Business Operations, for PS Business Parks, a publicly- traded REIT. At PS Business Parks, Mr. Miller was initially responsible for SEC filings, property-level accounting, and all financial reporting. Upon assuming the role of Senior Vice President of Business Operations, Mr. Miller was responsible for the financial operations of the real estate portfolio, policies and procedures of the organization, and information technology systems. From 1997 to 2001, Mr. Miller was the Corporate Controller for Maguire Properties, formerly Maguire Partners, where he was responsible for the accounting operations, treasury functions, and information technology systems. Before joining Maguire, from 1994 to 1997, Mr. Miller was an audit manager with Ernst & Young LLP where he was responsible for attestation engagements for financial services and real estate companies, and he also worked on initial public offering teams for real estate investment companies going public. Mr. Miller also worked with KPMG, where he became a certified public accountant. Mr. Miller received a B.S. in Business Administration, Accounting from California State University, Northridge, and an M.B.A. from the University of Southern California.

Umar Ehtisham, Chief Compliance Officer. Mr. Ehtisham has been our Chief Compliance Officer since December 2014. Mr. Ehtisham is a director at Cipperman Compliance Services ("CCS"), where he focuses on compliance, audit and operations issues with an emphasis on investment companies and investment advisers registered under the 1940 Act and Advisers Act, respectively. Prior to joining CCS, Mr. Ehtisham worked at E*TRADE Financial Corporation from 2013 to 2014 and Bank of America Merrill Lynch from 2007 to 2012. He has compliance testing experience including on-site examinations and developing and implementing risk assessments. Mr. Ehtisham is a graduate of the University of Rochester with a B.A. in Economics.
Randy I. Anderson, Ph.D CRE, Executive Vice President. Mr. Anderson has been an Executive Vice President since our initial formation. Mr. Anderson has also been an Executive Vice President of GBA since May 2014. Before joining Griffin Capital as Chief Economist and Griffin Capital Advisor, LLC as Chief Investment Officer in February 2014, Dr. Anderson held several senior executive positions at Bluerock Real Estate LLC, including founding partner of the Bluerock Total Income+ Real Estate Fund where he was the Portfolio Manager. Prior to joining Bluerock in April 2012, Dr. Anderson was a founding partner of Franklin Square Capital Partners, the firm that pioneered the non-traded BDC. Dr. Anderson also served as the Chief Economist and a Division President for CNL Real Estate Advisors, as the Chief Economist and Director of Research for the Marcus and Millichap Company where he served on the Investment Committee, and as Vice President of Research at Prudential Real Estate Advisors. Dr. Anderson also served as the Howard Phillips Eminent Scholar Chair and Professor of Real Estate at the University of Central Florida where he directed the research and education institute. Dr. Anderson received his B.A. in Finance from North Central College in 1991 as a Presidential Scholar and holds a Ph.D. in Finance as a Presidential Fellow from the University of Alabama, where he graduated with highest distinction in 1996.
Howard S. Hirsch, Vice President and Secretary. Mr. Hirsch has been our Vice President and Secretary since November 2014. Mr. Hirsch has also been the Vice President of GBA since June 2014. Mr. Hirsch is Vice President and Secretary of GCEAR II, and has held these positions since June 2014 and is Vice President and Assistant Secretary of GCEAR, and has held these positions since January 2015. Mr. Hirsch also serves as Vice President and General Counsel - Securities of Griffin Capital, positions he has held since June 2014. Prior to joining Griffin Capital in June 2014, Mr. Hirsch was an equity shareholder at the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC in Atlanta, Georgia. From July 2007 through the time he joined Baker Donelson in April 2009, Mr. Hirsch was counsel at the law firm of Bryan Cave LLP in Atlanta, Georgia. Prior to joining Bryan Cave LLP, from July 1999 through July 2007, Mr. Hirsch worked at the law firm of Holland and Knight LLP in Atlanta, Georgia, where he was an associate and then a partner. Mr. Hirsch has over 15 years of experience in public securities offerings, SEC reporting, corporate and securities compliance matters, and private placements. He previously handled securities, transactional and general corporate matters for various publicly-traded and non-traded REITs. Mr. Hirsch's experience also includes registrations under the Securities Act of 1933, reporting under the Exchange Act of 1934, and advising boards of directors and the various committees of public companies. He has counseled public companies on corporate governance best practices and compliance matters, and has represented issuers on SEC, FINRA, and "Blue Sky" regulatory matters in connection with registrations of public offerings of non-traded REITs and real estate partnerships. He also has experience representing broker dealers on various FINRA compliance matters. Mr. Hirsch earned his B.S. from Indiana University and his J.D. from The John Marshall Law School in Chicago, Illinois.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended December 31, 2014.
Code of Ethics
We have adopted a code of business conduct and ethics which applies to our officers and directors. We intend to disclose any amendments to or waivers of required provisions of the code of ethics on Form 8-K. Any person may obtain a copy of our code of ethics free of charge to by submitting a written request to us at: Griffin-Benefit Street Partners BDC Corp., Attention: Chief Compliance Officer, Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90094.
We and GBA each have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. We have attached our code of ethics as an exhibit to our registration statement on Form N-2, as amended, filed with the SEC on December 23, 2014. Stockholders may also read and copy the code of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference

Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. Stockholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our code of ethics on Form 8-K.
Audit Committee
The audit committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the board of directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of our financial statements, the adequacy of our system of internal controls, the review of the independence, qualifications and performance of our registered public accounting firm, and the performance of our internal audit function. The audit committee is presently composed of three persons, including Messrs. Stevens, Ortale and Schaney, all of whom are considered independent for purposes of the 1940 Act. Our board of directors has determined that Mr. Schaney qualifies as an "audit committee financial expert" as defined under Item 407 of Regulation S-K of the Exchange Act. Mr. Schaney serves as the chairman of the audit committee. Each of the members of the audit committee meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an "interested person" of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation of Directors
Our board of directors has not established a standing compensation committee because our executive officers do not receive any direct compensation from us. Our board of directors, as a whole, participates in the consideration of director compensation and decisions on director compensation are based on, among other things, a review of data of comparable business development companies.
We will pay each of our independent directors a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attends in person or by telephone ($2,000 for attendance by the chairman of the audit committee at each meeting of the audit committee and $1,500 for attendance by the chairman of any other committee at each of such committee's meetings). In the event there are multiple meetings of our board of directors and one or more committees in a single day, the fees will be limited to $3,000 per day ($3,500 for the chairman of the audit committee if there is a meeting of such committee).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an employee of GBA or its affiliates, we do not pay compensation for services rendered as a director.
We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We will not pay compensation to our directors who also serve in an executive officer capacity for us or GBA.
The following table provides a summary of the compensation earned by our directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Kevin A. Shields	$—	—	—	—	—	—	$—
Richard J. Byrne	—	—	—	—	—	—	—
M. Brent Stevens	3,315	—	—	—	—	—	3,315
Buford Ortale	3,315	—	—	—	—	—	3,315
Dennis Schaney	3,315	—	—	—	—	—	3,315
Total	$9,945	—	—	—	—	—	$9,945
(1) The independent directors were appointed to the board on December 16, 2014. The director fees earned includes the pro rated annual retainer and applicable meeting fees.

Compensation of Executive Officers
Our executive officers will not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are officers of GBA or by individuals who were contracted by GBA to work on our behalf, pursuant to the terms of the investment advisory agreement or administration agreement. Each of our executive officers is an officer of GBA, and the day-to-day investment operations and administration of our portfolio are managed by GBA with the assistance of Benefit Street. In addition, we reimburse our Administrator for our allocable portion of expenses incurred by our Administrator in performing its obligations under the administration agreement, including the allocable portion of the cost of our officers and their respective staffs determined under the administration agreement.
The investment advisory agreement and the administration agreement each will provide that GBA, our Administrator and their respective officers, directors, controlling persons and any other person or entity affiliated with it acting as our agent shall be entitled to indemnification (including reasonable attorneys' fees and amounts reasonably paid in settlement) for any liability or loss suffered by GBA or our Administrator or such other person, and GBA, our Administrator and such other person shall be held harmless for any loss or liability suffered by us, if (i) GBA or our Administrator has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests, (ii) GBA or our Administrator or such other person was acting on behalf of or performing services for us, (iii) the liability or loss suffered was not the result of willful misfeasance, bad faith or gross negligence by GBA, our Administrator or an affiliate thereof acting as our agent, and (iv) the indemnification or agreement to hold GBA, our Administrator or such other person harmless is only recoverable out of our net assets and not from our stockholders.
Compensation Report
The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has determined that the Compensation Discussion and Analysis - Executive Compensation be included in this annual report.
Kevin A. Shields
Richard J. Byrne
M. Brent Stevens
Buford Ortale
Dennis Schaney
March 25, 2015
The preceding Compensation Report to stockholders is not "soliciting material" and is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee Interlocks and Insider Participation
For the year ended December 31, 2014, decisions regarding officer and director compensation were made by our board of directors. None of our executive officers or directors had relationships in the year ended December 31, 2014 that would require disclosure as a "compensation committee interlock" or "insider participation." Kevin A. Shields, our President and a Director, serves as an officer, director, and manager of numerous entities affiliated with our Sponsor and GBA.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 20, 2015. Percentage of beneficial ownership is based on 22,222 shares of common stock outstanding as of March 20, 2015.

Name	Number of Shares	Percentage assuming minimum offering amount is purchased	Percentage assuming maximum offering amount is purchased

Beneficial Owners of More Than 5%:(1)
GBA(2)	11,111	4.26%	*%
Benefit Street (2)	11,111	4.26%	*%
Directors and Executive Officers:(1)
Interested Directors
Kevin A. Shields	—	—	—
Richard J. Byrne	—	—	—
Independent Directors
M. Brent Stevens	—	—	—
Buford Ortale	—	—	—
Dennis Schaney	—	—	—
Executive Officers
David C. Rupert	—	—	—
Joseph Miller	—	—	—
Randy Anderson	—	—	—
Umar Ehtisham	—	—	—
Howard S. Hirsch	—	—	—
All directors and officers as a group (12 persons)(3)	22,222	8.52%	—

*    Less than 1%.

(1)	The address of each beneficial owner is c/o Griffin Capital Plaza, 1520 Grand Avenue, El Segundo, California 90245.

(2)
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, purchased an aggregate of 11,111 shares of our common stock at a purchase price per share of $9.00. Mr. Anderson owns 5% of GBA.

(3)	None of our directors or executive officers is a direct beneficial owner of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Audit Committee of the Board of Directors is required to review and approve all related- party transactions (as defined in Item 404 of Regulation S-K). Any transaction with an affiliate must be on terms no less favorable than could be obtained from an unaffiliated third party.
Certain Relationships and Related Transactions
Policy with Respect to Approval of Related Party Transactions
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. For example, our code of ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual's personal interest and the interests of us. Waivers to the code of ethics for any executive officer or member of our board of directors must be approved by our board of directors and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event, all future transactions with our affiliates will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of our board, including a majority of the independent directors.

Compensation and Reimbursement of Investment Adviser and its Affiliates
We have entered into an investment advisory agreement with Griffin Capital BDC Advisor, LLC. We have also entered into an administration agreement with Griffin Capital BDC Administrator, pursuant to which our Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Our Administrator will also oversee our financial records and prepare our reports to stockholders and reports filed with the SEC. In addition, our Administrator will perform the calculation and publication of our net asset value, and oversee the preparation and filing of our tax returns, the payment of our expenses and the performance oversight of various third party service providers. Our Administrator has contracted with an independent third party to provide certain of our accounting and administrative services.
Griffin Capital Securities, Inc., our dealer manager, is an affiliate of GBA. This relationship may create conflicts in connection with the dealer manager's due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in our prospectus for accuracy and completeness, due to its affiliation with GBA, no independent review of us will be made in connection with the distribution of our shares in our Offering.
Our payment of organization and offering costs (including reimbursement of costs incurred by GBA and its affiliates) is approximately 1.5% of the gross proceeds from this offering. If we sell the minimum number of shares at $10.00 per share, then we estimate that we may incur up to approximately $37,500 of expenses. If we sell the maximum number of shares at $10.00 per share, then we estimate that we may incur up to approximately $22.5 million of expenses. As of September 30, 2014, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $236,000 and $661,000 respectively. Under the terms of the investment advisory agreement, after we meet the minimum offering requirement, GBA and certain of its affiliates, which includes Griffin Capital, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering costs and organization costs have been reimbursed. Except for this provision in the investment advisory agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund our organization and offering costs and the decision to seek reimbursement.
Capital Contributions
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $200,000. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $2.5 million plus the proceeds received from the private placements.
Potential Conflicts of Interest
Because GBA's senior management team includes members of the senior management team of Griffin Capital, which is the sponsor of certain non-traded Real Estate Investment Trusts ("Griffin REITs"), such members provide management services to both us and the Griffin REITs. In the event that GBA undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we will not be disadvantaged in relation to any other client of our investment adviser or its senior management team. In addition, as noted above, GBA's senior management team consists of substantially the same management team that operates Griffin Capital.
Policies and Procedures for Managing Conflicts
GBA and its affiliates will have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between GBA's fiduciary obligations to us and its similar fiduciary obligations to other clients in a manner that is fair and equitable. For example, such policies and procedures may be designed so that, when appropriate, certain investment opportunities may be allocated on an alternating basis that is fair and equitable among us and their other clients. An investment opportunity that is suitable for multiple clients of GBA and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that GBA's or its affiliates' efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The principals of GBA have managed and will continue to manage investment vehicles with similar or overlapping investment strategies. In order to address these issues, GBA will put in place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the fair and equitable allocation of investment opportunities when we are able to co-invest with other accounts managed by GBA and affiliated entities. In the absence of receiving exemptive relief from the SEC that would permit greater flexibility relating to co-investments, GBA will apply the investment allocation policy. When we engage in such permitted co-investments, we will do so in a manner consistent with GBA's allocation policy. We expect that under this allocation policy, a percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by GBA and approved by our board of directors, including all of our independent directors. We expect that this allocation policy will further provide that allocations among us and other accounts will generally be made pro rata based on each account's capital available for investment, as determined, in our case, by our board of directors, including our independent directors. We expect to base our determinations as to the amount of capital available for investment on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities managed by GBA or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, GBA will need to decide whether we or such other entity or entities will proceed with the investment. GBA will make these determinations based on its policies and procedures, which we anticipate will generally require that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
Affiliated Dealer Manager
The dealer manager is an affiliate of GBA. This relationship may create conflicts in connection with the dealer manager's due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in the prospectus for accuracy and completeness, due to its affiliation with GBA, no independent review of us will be made in connection with the distribution of our shares in this offering.
Co-Investment Opportunities
As a BDC, we will be subject to certain regulatory restrictions in negotiating certain investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates. Together with these affiliates, we have applied for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments. We believe that co-investment by us and other funds managed by Benefit Street or its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. The exemptive relief that we have requested would permit us to co-invest with funds managed by Benefit Street or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise be prohibited by the 1940 Act, subject to the conditions of the order. We expect that such exemptive relief, if granted, would require, among other things, that our independent directors review and approve each initial co-investment. There can be no assurance such exemptive relief will be granted.
License Agreements
We have entered into a license agreement with Griffin Capital under which Griffin Capital will agree to grant us a non-exclusive, royalty-free license to use the name "Griffin." We have also entered into a license agreement with Benefit Street under which Benefit Street will agree to grant us a non-exclusive, royalty-free license to use the name "Benefit Street Partners." Under these agreements, we have a right to use the "Griffin" name for so long as GBA or one of its affiliates remains our investment adviser and the "Benefit Street Partners" name for so long as Benefit Street or one of its affiliates remains our investment sub-adviser. Other than with respect to these limited licenses, we have no legal right to the "Griffin" or "Benefit Street Partners" names. These license agreements will remain in effect for so long as the investment advisory agreement and investment sub-advisory agreement with GBA and Benefit Street, respectively, remain in effect.
Director Independence
A majority of the members of our board of directors are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of us or GBA and are "independent" consistent with the rules of the Nasdaq Global Select Market. Section 2(a)(19) of the 1940 Act defines an "interested person" to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us.
Our board of directors is currently comprised of 5 directors, 3 of whom are independent directors. Our board of directors has determined that the following directors are independent directors: Ortale, Schaney and Stevens. Based upon information requested from each director concerning his background, employment and affiliations, our board of directors has affirmatively determined that none of the independent directors has, or since our inception has had, a material business or professional relationship with us, other than in his capacity as a member of our board of directors or any committee or as a stockholder.
Our board of directors has three standing committees, each of which consists of independent directors: an Audit Committee, a Nominating and Corporate Governance Committee and a Valuation and Pricing Committee. The current members of our Audit Committee are Messrs. Schaney (Chairman), Ortale and Stevens. The current members of our Valuation and Pricing Committee are Messrs. Stevens (Chairman), Schaney and Stevens. The current members of our Nominating and Corporate Governance Committee are Messrs. Ortale (Chairman) Schaney and Ortale.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the year-ended December 31, 2014, Ernst & Young LLP (“Ernst & Young”) served as our independent auditor and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation. The audit committee currently anticipates that it will engage Ernst & Young as our independent auditor to audit our financial statements for the year ending December 31, 2015, subject to agreeing on fee estimates for the audit work. The audit committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the audit committee considers whether the service is permissible under applicable SEC rules. The audit committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full audit committee at its next scheduled meeting. All services rendered by Ernst & Young in the year ended December 31, 2014 were pre-approved in accordance with the policies set forth above.

Fees Paid to Principal Auditor

Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate agreed upon and billed fees for professional accounting services provided by Ernst & Young, including the audit of our annual financial statements from our date of initial capitalization on July 25, 2014 and July 28, 2014 through the year ended December 31, 2014, is set forth in the table below.

2014
Audit Fees	$117,000
Audit-Related Fees	—
Tax Fees	$4,500
All Other Fees	—
Total	$121,500

•
Audit Fees – These fees were for professional services performed by Ernst & Young LLP in connection with the audit of our initial and annual financial statements. The fees also relate to other work performed by Ernst & Young LLP related to the filing of our registration statement, and amendments thereto, to the SEC.

•	Tax Fees – These fees are for services to be rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax advice and consulting services.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	List of Documents Filed:

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.
Financial Statement Schedule - All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

b.	See (a)2 above.

c.	See (a)3 above.
EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Incorporation of the Registrant, incorporated by reference to Exhibit (a)(1) to the Registrant's Registration Statement on Form N-2 filed with the SEC on June 6, 2014, SEC File No. 333-196520.

3.2
Articles of Amendment and Restatement of the Registrant, incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form N-2 filed with the SEC on December 23, 2014, SEC File No. 333-196520.

3.3
Bylaws of the Registrant, incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form N-2 filed with the SEC on December 23, 2014, SEC File No. 333-196520.

4.1	Form of Subscription Agreement, incorporated by reference to the Registrant's final prospectus, filed with the SEC on January 22, 2015, SEC File No. 333-196520.

4.2
Distribution Reinvestment Plan, incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form N-2 filed with the SEC on December 23, 2014, SEC File No. 333-196520.

10.1
Investment Advisory Agreement by and between the Registrant and Griffin Capital BDC Advisor, LLC, incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.2
Investment Sub-Advisory Agreement by and between the Registrant, Griffin Capital BDC Advisor, LLC and Benefit Street Partners L.L.C., incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.3
Dealer Manager Agreement by and among the Registrant, Griffin Capital BDC Advisor, LLC and Griffin Capital Securities, Inc., incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form N-2 filed with the SEC on December 23, 2014, SEC File No. 333-196520.

10.4
Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement), incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form N-2 filed with the SEC on December 23, 2014, SEC File No. 333-196520.

10.5
Custodian Agreement, incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.6
Administration Agreement, incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.7
Escrow Agreement, incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form N-2 filed with the SEC on December 23, 2015, SEC File No. 333-196520.

10.8
License Agreement between Griffin Capital Corporation, Griffin Capital BDC Advisor, LLC and Griffin-Benefit Street Partners BDC Corp., incorporated by reference to Exhibit (k)(3) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.9*	License Agreement between Benefit Street Partners L.L.C. and Griffin-Benefit Street Partners BDC Corp.

10.10*	Expense Support and Conditional Reimbursement Agreement between Griffin-Benefit Street Partners BDC Corp. and Griffin Capital BDC Advisor, LLC.

21.1*	Subsidiaries of Griffin-Benefit Street Partners BDC Corp.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2015.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ David C. Rupert
Name:	David C. Rupert
Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin A. Shields	Chairman and President	March 31, 2015
Kevin A. Shields

/s/ Richard J. Byrne	Director	March 31, 2015
Richard J. Byrne

/s/ Buford Ortale	Director	March 31, 2015
Buford Ortale

/s/ M. Brent Stevens	Director	March 31, 2015
M. Brent Stevens

/s/ Dennis Schaney	Director	March 31, 2015
Dennis Schaney

/s/ David C. Rupert	Chief Executive Officer	March 31, 2015
David C. Rupert	(Principal Executive Officer)

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer	March 31, 2015
Joseph E. Miller	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Griffin-Benefit Street Partners BDC Corp.

We have audited the accompanying statement of assets and liabilities of Griffin-Benefit Street Partners BDC Corp. (the “Company”) as of December 31, 2014. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Griffin-Benefit Street Partners BDC Corp. at December 31, 2014 in conformity with U.S. generally accepted accounting principles.

 /s/ Ernst & Young LLP

Irvine, California
March 31, 2015

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF ASSETS AND LIABILITIES
As of December 31, 2014

December 31, 2014
Cash and cash equivalents	$200,000
Total assets	$200,000
Commitments and contingencies (Note 4)
Stockholder's Equity:
Common stock, $0.001 par value; 150,000,000 shares authorized; 22,222 shares issued and outstanding	$222
Capital in excess of par value	199,778
Total stockholders' equity	200,000
Total liabilities and stockholders' equity	$200,000
See Notes to Financial Statement.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENT
As of December 31, 2014
Note 1. Organization
Griffin-Benefit Street Partners BDC Corp., a Maryland corporation (the "Company"), was formed on May 27, 2014 under the Maryland General Corporation Law. The Company was organized as an externally managed, non-diversified closed-end management investment company that intends to elect to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company intends to elect to be treated for federal income tax purpose as a regulated investment company, or RIC, under subchapter M of the internal Revenue code of 1986. The Company's year-end is December 31.
The Company will be externally managed by Griffin Capital BDC Advisor, LLC ("GBA"), a Delaware limited liability company and affiliate of our sponsor, Griffin Capital Corporation ("Griffin Capital"). Kevin A. Shields, ("Mr. Shields") is the sole shareholder of Griffin Capital and a director and president of the Company. GBA is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The sole member of GBA is a holding company that is wholly-owned by Griffin Capital. GBA will oversee the management of the Company's activities and will be responsible for making investments decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement. The Company and GBA will engage Benefit Street Partners L.L.C. ("Benefit Street"), a Delaware limited liability company and affiliate of Providence Equity Partners, L.L.C. ("Providence"), to act as the Company's sub-adviser. Benefit Street is a registered investment advisor under the Advisers Act and will assist GBA with the management of the activities and operations of the Company.
The Company will also enter into a dealer manager agreement with Griffin Capital Securities, Inc., ("GCS" or the "Dealer Manager"), a wholly-owned subsidiary of Griffin Capital, and an administration agreement with Griffin Capital BDC Administrator, LLC, which is also a wholly-owned subsidiary of Griffin Capital.
The Company is offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"); however, to the extent that the net asset value increases, the Company will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below its net asset value per share. In the event of a material decline in net asset value per share, which the Company considers to be a 2.5% decrease below its then-current net offering price, the Company will reduce the offering price in order to establish a new net offering price that is not more than 2.5% above its net asset value per share. The minimum permitted purchase is $2,500 in shares of common stock. The Company will not sell any shares unless it raises gross offering proceeds of $2.5 million by January 20, 2016, which is one year from the date the SEC declared the registration statement effective and referred to as the minimum offering requirement. Pending satisfaction of this condition, all subscription payments will be placed in an escrow account in trust for subscribers' benefit, pending release to the Company. If the Company does not satisfy the minimum offering requirement by January 20, 2016, the Company will promptly return all funds in the escrow account (including interest) and will stop offering shares. The Company will not deduct any fees or expenses if it returns funds from the escrow account.
In addition, the Company conducted a private placement of shares of the Company's common stock to GBA and Benefit Street, (the "Private Placement"). Shares purchased in the Private Placement were issued at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. On July 25, 2014 and July 28, 2014, pursuant to the Private Placement, GBA and Benefit Street, respectively, each contributed an aggregate of $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the Private Placement, the Company issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of $200,000. As a result, upon achievement of the minimum offering requirement, the Company will have raised total gross proceeds of approximately $2.5 million plus the proceeds received from the Private Placement.
After meeting the minimum offering requirement, the Company will commence operations and sell its shares on a continuous basis at a price of $10.00 per share. As of December 31, 2014 and through the date of filing the annual report on Form 10-K, the Company had not raised the minimum offering requirement and had not commenced operations, therefore no statement of operations or cash flows is presented. For the periods presented the Company had engaged only in organizational and offering activities, see Note 3, Related Party Transactions, Organization and Offering Costs.
The Company intends to use substantially all of the proceeds from the offering of its shares, net of expenses, to make investments in private U.S. middle-market companies in accordance with the Company's investment objectives. There can be no assurance the Company will be able to sell all of its shares in the Offering.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying financial statement of the Company is prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States ("GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC"), and in conjunction with rules and regulations of the SEC.
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of December 31, 2014.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of December 31, 2014.
Valuation of Portfolio Investments
Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to the Company's financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in the Company's financial statements.
In making fair value determinations, the following guidelines will generally be used.
Valuation Methods
The Company intends to determine the value of the assets on a quarterly basis and at such other times that an event occurs that materially affects the valuation.
Investments where a market price is readily available:
Generally, the value of the Company's equity interests in publicly-traded companies for which market quotations are readily available will be based upon the most recent closing public market price. If no sales of such interests occurred on the determination date, such interests shall be valued at the midpoint of the "bid" and the "asked" price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security. Loans or investments traded over the counter and not listed on an exchange are valued at a price obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by GBA.
Notwithstanding the foregoing, if in the reasonable judgment of GBA and Benefit Street, the price for any securities held by the Company and determined in the manner described above does not accurately reflect the fair value of such security,

GBA and Benefit Street will value such security at a price that reflects such security's fair value and report such change in the valuation to the board of directors or its designee as soon as practicable.
Investments where a market price is not readily available:
Any securities or other assets that are not publicly-traded or for which a market price is not otherwise readily available will be valued at a price that reflects such security's fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

(i)	Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.

(ii)	Valuations implied by third-party investments in the applicable portfolio companies.

(iii)	Discounted cash flow analysis, including a terminal value or exit multiple.
Below is a description of factors that the board of directors, based on input from GBA and Benefit Street, may consider when valuing the Company's equity and debt investments where a market price is not readily available:

•	the size and scope of a portfolio company and its specific strengths and weaknesses;

•	prevailing interest rates for like securities;

•	expected volatility in future interest rates;

•	leverage;

•	call features, put features and other relevant terms of the debt;

•	the borrower's ability to adequately service its debt;

•	the fair market value of the portfolio company in relation to the face amount of its outstanding debt;

•	the quality of collateral securing the Company's debt investments;

•	multiples of earnings before interest, tax, depreciation and amortization ("EBITDA"), cash flows, net income, revenues or, in some cases, book value or liquidation value; and

•	other factors deemed applicable.
All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company's actual investment position.
Credit default swaps and interest rate swaps will be valued at estimated fair value based on a pricing model that utilizes quoted inputs, including among other things, yield curves.
Unrealized appreciation and depreciation on total return swaps represents the change in fair value plus net accrued interest of the underlying reference assets.
Valuation Process
With respect to investments for which market quotations are not readily available, the Company will undertake a multi-step valuation process each quarter, as described below:

•
the quarterly valuation process will begin with each portfolio company or investment being initially valued by GBA's and Benefit Street's, collectively, investment professionals and members of its management team, with such valuation taking into account information received from various sources, including an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with the Company's senior management and the valuation committee;

•	the valuation committee will review the preliminary valuation, and, if applicable, instruct that such preliminary valuation be delivered to an independent valuation firm for its review;

•
the valuation committee and, if appropriate, the relevant investment professionals of GBA and the Company's senior management meet with the independent valuation firm to discuss the preliminary valuation;

•
designated members of the valuation committee, or as delegated to members of GBA's and Benefit Street's management team, will respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm and/or the valuation committee;

•
the valuation committee will meet with members of GBA's management team and the independent valuation firm to discuss the assistance provided and the results of the independent valuation firm's review; and

•
the board of directors will discuss the valuation and will determine the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of GBA, the valuation committee, and any third-party valuation firm, if applicable.

The board of directors will be responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to consistently applied valuation procedures and valuation process. The Company intends to value all Level 2 assets by using inputs from an independent third-party pricing service that will provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no bid and ask prices can be readily obtained, an independent third-party valuation service will be utilized to value such investments. The Company will periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which the Company purchases and sells investments. The Company believes that these prices will be reliable indicators of fair value.
In addition to the foregoing, certain investments for which a market price is not readily available will be evaluated on a quarterly basis by an independent valuation firm and certain other investments will be on a rotational basis reviewed once over a twelve-month period by an independent valuation firm. Finally, certain investments will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds.
Revenue Recognition
The Company will record interest income on an accrual basis to the extent that the Company expects to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest that represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. The Company will not accrue as a receivable interest on loans and debt investments if it is determined that interest for such loans and debt investments is not collectible. Loans will be placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and amortized as interest income using the effective yield method. Prepayment premiums on loans and debt investments are recorded as interest income.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront loan origination fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs will be funded by Griffin Capital and its affiliates and there will be no liability for the organization costs to the Company until the Company has met the minimum offering requirement. Organization costs will be expensed when incurred, if and when Griffin Capital submits such costs for reimbursement. As of December 31, 2014, Griffin Capital and its affiliates have incurred approximately $322,000 of organization costs, which may be subject to reimbursement by the Company.

Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the public offering of the Company's shares. All offering costs will be funded by Griffin Capital and its affiliates and there will be no liability for the offering costs to the Company until the minimum offering requirement is met. Offering costs will be capitalized when incurred and amortized over a twelve month period as an adjustment to capital in excess of par value following the effective date of the offering and upon commencement of operations, if and when Griffin Capital submits such costs for reimbursement. The unamortized balance of these costs will be reflected in the balance sheet as deferred charges, net. As of December 31, 2014, Griffin Capital and its affiliates have incurred approximately $778,000 of offering costs, which may be subject to reimbursement by the Company.
Income Taxes
As a RIC, in any fiscal year the Company intends to distribute at least 90 percent of the sum of (i) investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the "Annual Distribution Requirement"), and, as a result, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to our stockholders. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by the Company. To avoid this tax, the Company must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of: (1) at least 98.0 percent of the Company's ordinary income (not taking into account any capital gains or losses) for the calendar year; (2) at least 98.2 percent of the amount by which the Company's capital gains exceed capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made to use the Company's taxable year); and (3) income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement").
While the Company intends to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, the Company will be liable for the tax only on the amount by which the Company did not meet the foregoing distribution requirement.
Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840). The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.

Note 3. Related Party Transactions
The Company entered into an investment advisory agreement, effective January 16, 2015, with GBA. Pursuant to the investment advisory agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. Additionally, GBA and the Company entered into an investment sub-advisory agreement, effective January 16, 2015, with Benefit Street. The investment sub-advisory agreement provides, among other things, that Benefit Street shall receive 50% of all management and incentive fees payable to GBA under the investment advisory agreement.
The Company also entered into an administration agreement, effective January 16, 2015, with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), a wholly-owned subsidiary of Griffin Capital, pursuant to which Griffin Capital BDC Administrator, LLC will be reimbursed for expenses necessary for the performance of services related to the Company's administration and operation, provided that such reimbursement will be the lower of Griffin Capital BDC Administrator's actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. See Administrative Services below.
Base Management Fee
The base management fee will be calculated at an annual rate of 2% of the Company's gross assets, excluding cash and cash equivalents, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine.
Incentive Fees on Income
The incentive fee on income will be calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. No incentive fee on income will be payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its distribution reinvestment plan, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program.
Incentive Fee on Capital Gains
An incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) and will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains.
Organization and Offering Costs
The Company's payment of organization and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) is approximately 1.5% of the gross proceeds from the offering. If the minimum number of shares of the Offering are sold at $10.00 per share, approximately $37,500 of expenses will be incurred. If the maximum number of shares of the Offering are sold at $10.00 per share, then approximately $22.5 million of expenses will be incurred. As of December 31, 2014, Griffin Capital and its affiliates incurred organization and offering costs of approximately $322,000 and $778,000, respectively. Under the terms of the investment advisory agreement, after the minimum offering requirement is met, GBA and certain of its affiliates, which includes Griffin Capital, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering costs and organization costs have been reimbursed. Except for this provision in the investment advisory agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund the organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.
Administrative Services
Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to an administration agreement, under which Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the administration agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with a third party service provider. The cost of the third party service provider will be an obligation of Griffin Capital BDC Administrator. The Company will not incur the costs from both Griffin Capital BDC Administrator and the third party provider for similar services.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, entitling the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which is a 7.0% commission of gross proceeds. In addition, the Dealer Manager will receive a dealer manager fee up to 3% of gross proceeds from shares sold in the Offering. The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.
License Agreements
The Company has entered into a license agreement with Griffin Capital under which Griffin Capital has granted the Company a nonexclusive, royalty-free license to use the name "Griffin." The Company has also entered into a license agreement with Benefit Street under which Benefit Street has granted the Company a non-exclusive, royalty-free license to use the name "Benefit Street Partners." Under these agreements, the Company has a right to use the "Griffin" name for so long as GBA or one of its affiliates remains the Company's investment adviser and the "Benefit Street Partners" name for so long as Benefit Street or one of its affiliates remains the Company's investment sub-adviser. Other than with respect to these limited licenses, the Company has no legal right to the "Griffin" or "Benefit Street Partners" names. These license agreements will remain in effect for so long as the investment advisory agreement and investment sub-advisory agreement with GBA and Benefit Street, respectively, remain in effect.
Conflicts of Interest
The Company's executive officers and certain of the Company's directors and other finance professionals of Griffin Capital and their affiliates also serve as executives of GBA and Benefit Street and officers of the Company. Mr. Shields is the sole director of Griffin Capital. In addition, the Company's executive officers and directors and the members of GBA and members of the Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or related, line of business as the Company or of investment funds, accounts or other investment vehicles managed by the Company's affiliates. These investment funds, accounts or other investment vehicles may have investment objectives similar to the Company's investment objective. The Company may compete with entities managed by GBA and its affiliates for capital and investment opportunities. As a result, the Company may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by GBA or its affiliates or by members of the Investment Committee. However, in order to fulfill its fiduciary duties to each of its clients, GBA intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with GBA's allocation policy, investment objective and strategies so that the Company is not disadvantaged in relation to any other client.
Benefit Street and its affiliates currently manage a number of investment accounts and private investment funds, including hedge funds, single investor funds, sector specific, asset class specific or geographic specific private investment funds with investment guidelines substantially similar in whole or in part to the Company's investment guidelines and intends to manage additional investment accounts and private investment funds. Certain funds managed by Providence may pursue investment opportunities similar to those that the Company intends to pursue. As a result, the Company may not be provided with the opportunity to fully invest in all investment opportunities available to Providence and the Company that would be suitable for the Company. To the extent that Providence or Benefit Street is presented with an investment opportunity that would be appropriate for the Company and another fund sub-advised or managed by Providence, Providence may be faced with a conflict.
As a result of the potential overlap in investment objectives between the Company and certain investment accounts and funds managed by Benefit Street and its affiliates, Benefit Street has adopted an allocation policy governing how such investment opportunities will be allocated. However, to the extent any funds managed by Providence or Benefit Street seek investment opportunities similar to the opportunities the Company seeks, the scope of opportunities otherwise available the Company may be reduced or otherwise adversely affected.
Some of the material conflicts that GBA, Benefit Street or the Dealer Manager or its affiliates may face are (1) competing demand for time of GBA and Benefit Street's executive officers and other key personnel and affiliated entities; and (2) influence of the fee structure under GBA's agreement that could result in actions not necessarily in the long-term best interest of the stockholders.
Note 4. Commitments and Contingencies
Distribution Reinvestment Plan
The Company intends to adopt a distribution reinvestment plan that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95% of the price that common stock is sold in the Offering at the semi-monthly closing immediately following the distribution payment date. The plan will become effective on the effective date of the Company's Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days prior written notice to stockholders.
Share Repurchase Program
Beginning with the first calendar quarter following the one-year anniversary of the date that the minimum offering requirement is met, and on a quarterly basis thereafter, the Company intends to offer to repurchase common stock on such terms as may be determined by the board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. However, in the event of the death, disability or bankruptcy of a stockholder, the Company may repurchase such a stockholder's shares before the first calendar quarter following the one-year anniversary of the date that the Company meets the minimum offering requirement, subject to the discretion of the Company's board of directors. Shares redeemed in connection with the death or disability of a stockholder may be repurchased at a purchase price equal to the price actually paid for such shares. Share repurchases will be limited to the offering proceeds from the shares of common stock from the issuance of shares of our common stock pursuant to our distribution reinvestment plan. At the discretion of our board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, the number of shares of common stock to be repurchased in any calendar year will be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. Shares will be repurchased at a price equal to 90% of the current offering price in effect on each date of repurchase.
Note 5. Income Taxes
The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.
To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

The Company's first taxable year is anticipated to end on December 31, 2015. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax year.
Note 6. Directors Fees
We will pay each of our independent directors a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attends in person or by telephone ($2,000 for attendance by the chairman of the audit committee at each meeting of the audit committee and $1,500 for attendance by the chairman of any other committee at each of such committee's meetings). In the event there are multiple meetings of our board of directors and one or more committees in a single day, the fees will be limited to $3,000 per day ($3,500 for the chairman of the audit committee if there is a meeting of such committee).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an employee of GBA or its affiliates, we do not pay compensation for services rendered as a director.
We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We will not pay compensation to our directors who also serve in an executive officer capacity for us or GBA.
Note 7. Financial Highlights
The financial highlights have been omitted from these financial statements as the Company has not commenced operations as of December 31, 2014. The Company's organization and offering costs through December 31, 2014, have been paid for by Griffin Capital.
Note 8. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the financial statements except for the following:
Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement. Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to shareholders will be paid from the Company’s offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders. The Company or GBA may terminate the expense reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to the Company’s income. If the Company terminates the investment advisory agreement with GBA, the Company will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense reimbursement agreement will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters.