Form 10-Q
period 2015-03-31
Griffin-Benefit Street Partners BDC Corp.
filed 2015-05-14
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55351

Griffin-Benefit Street Partners BDC Corp.
(Exact name of Registrant as specified in its charter)

Maryland	47-0995168
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245
(Address of principal executive offices)
(310) 469-6100
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 14, 2015, the Registrant had 300,000 shares of common stock, $0.001 par value, outstanding.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Griffin-Benefit Street Partners BDC Corp., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Item 1. Financial Statement.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
Commitments and contingencies (Note 4)
Stockholder's Equity:
Common stock, $0.001 par value; 150,000,000 shares authorized; 22,222 shares issued and outstanding	$222	$222
Capital in excess of par value	199,778	199,778
Total stockholders' equity	200,000	200,000
Total liabilities and stockholders' equity	$200,000	$200,000
See Notes to Financial Statement.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENT
As of March 31, 2015
Note 1. Organization
Griffin-Benefit Street Partners BDC Corp., a Maryland corporation (the "Company"), was formed on May 27, 2014 under the Maryland General Corporation Law. The Company was organized as an externally managed, non-diversified closed-end management investment company and has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company intends to elect to be treated for federal income tax purpose as a regulated investment company, or RIC, under Subchapter M of the internal Revenue code of 1986. The Company's year-end is December 31.
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA"), a Delaware limited liability company and affiliate of our sponsor, Griffin Capital Corporation ("Griffin Capital"). Kevin A. Shields, ("Mr. Shields") is the sole shareholder of Griffin Capital and a director and president of the Company. GBA is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The sole member of GBA is Griffin Capital Assent Management Holdings, LLC, a Delaware limited liability company ("Holding Company") that is wholly-owned by Griffin Capital. GBA will oversee the management of the Company's activities and will be responsible for making investments decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's sub-adviser. Benefit Street is a registered investment advisor under the Advisers Act and will assist GBA with the management of the activities and operations of the Company.
The Company has entered into a dealer manager agreement with Griffin Capital Securities, Inc., ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC, both of which are wholly-owned subsidiaries of Griffin Capital.
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
In addition, the Company conducted a private placement of shares of the Company's common stock to GBA and Benefit Street, (the "Private Placement"). Shares purchased in the Private Placement were issued at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. On July 25, 2014 and July 28, 2014, pursuant to the Private Placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share, for an aggregate of $200,000 and 22,222 shares. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively.
As of March 31, 2015, the Company had not satisfied the minimum offering requirement and had not commenced operations, therefore no statement of operations or cash flows is presented.
On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of a $1.25 million investment from an affiliate of Griffin Capital and Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations and is selling its shares on a continuous basis at a price of $10.00 per share. For the periods presented the Company had engaged only in organizational and offering activities, see Note 3. Related Party Transactions.
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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of March 31, 2015.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of March 31, 2015.
Valuation of Portfolio Investments
Portfolio investments are reported on the balance sheet at fair value. The Company performs an analysis of each investment to determine fair value in accordance with ASC Topic 820 of U.S. GAAP.

ASC Topic 820 clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased and call options will be included in Level 1. The Company will not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

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

In making fair value determinations, the following guidelines will generally be used:

Valuation Methods
The Company has established a valuation committee, which is responsible for engaging an independent third-party valuation specialist and, along with the independent third-party valuation specialist determine the value of the assets on a quarterly basis and at such other times that the Company considers it necessary. In addition, the Company, with assistance from the independent third-party valuation specialist, will review the value of the assets on a monthly basis and determine which assets will require monitoring on a weekly basis. The Company, through the valuation committee, will be responsible for establishing the net asset value on a weekly basis.
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
Notwithstanding the foregoing, if in the reasonable judgment of GBA and Benefit Street, the price for any securities held by the Company and determined in the manner described above does not accurately reflect the fair value of such security, GBA and Benefit Street will value such security, with the assistance of an independent third-party valuation specialist, at a price that reflects such security's fair value and report such change in the valuation to the board of directors or its designee as soon as practicable.
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
Below is a description of factors that the board of directors, based on input from GBA and Benefit Street, with the assistance of an independent third-party valuation specialist in certain circumstances, may consider when valuing the Company's equity and debt investments where a market price is not readily available:

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
Valuation Process
With respect to investments for which market quotations are not readily available, the Company, and for certain investments the independent third-party valuation specialist will undertake a multi-step valuation process each quarter, as described below:

•
the quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals of GBA and Benefit Street and members of the Company's senior management team, with such valuation taking into account information received from various sources, including the independent third party valuation specialist for certain Level II and Level III investments;

•	preliminary valuation conclusions will then be documented, presented and discussed with the Company's senior management and (the "valuation and pricing committee");

•
the valuation committee and, if appropriate, the relevant investment professionals of GBA, Benefit Street and the Company's senior management meet with the independent valuation firm to discuss the preliminary valuation;

•
designated members of the valuation committee, or as delegated to members of GBA's and Benefit Street's management team, will respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm and/or the valuation committee;

•
the valuation committee will meet with members of GBA's and Benefit Street's management teams and the independent third-party valuation specialist to discuss the assistance provided and the results of the independent valuation firm's review; and

•
the board of directors will discuss the valuation and will determine the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of GBA, Benefit Street, the valuation committee, and the third-party valuation specialist.

The board of directors will be responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to consistently applied valuation procedures and valuation process. The Company intends to value all Level 2 assets by using inputs derived by GBA and Benefit Street or from the independent third-party valuation specialist that will provide prevailing bid and ask prices that are screened for validity by the GBA's and Benefit Street's management and/or the independent third-party valuation specialist from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no bid and ask prices can be readily obtained, the independent third-party valuation specialist will value such investments. The Company will periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which the Company purchases and sells investments. The Company believes that these prices will be reliable indicators of fair value.
In addition to the foregoing, certain investments for which a market price is not readily available will be evaluated on a quarterly basis by the independent third-party valuation specialist and certain other investments will be on a rotational basis reviewed once over a twelve-month period by an independent valuation firm. Finally, certain investments will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds.

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
Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs will be funded by Griffin Capital and its affiliates and there will be no liability for the organization costs to the Company until the Company has met the minimum offering requirement. Organization costs will be expensed when incurred, if and when Griffin Capital and its affiliates submits such costs for reimbursement. As of March 31, 2015 and December 31, 2014, Griffin Capital and its affiliates incurred approximately $363,000 and $322,000, respectively, of organization costs, which are subject to reimbursement by the Company upon achieving the minimum offering requirement.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the public offering of the Company's shares. All offering costs will be funded by Griffin Capital and its affiliates and there will be no liability for the offering costs to the Company until the minimum offering requirement is met. Offering costs will be capitalized when incurred and amortized over a twelve month period as an adjustment to capital in excess of par value following the effective date of the offering and upon commencement of operations, if and when Griffin Capital and its affiliates submits such costs for reimbursement. The unamortized balance of these costs will be reflected in the balance sheet as deferred charges, net. As of March 31, 2015 and December 31, 2014, Griffin Capital and its affiliates incurred approximately $871,000 and $778,000, respectively, of offering costs, which are subject to reimbursement by the Company upon achieving the minimum offering requirement.
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
The Company's intends to elect to be taxed as a RIC for the tax year ended December 31, 2015. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax year.
Recently Issued Accounting Pronouncements
In April 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is allowed. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

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
Note 3. Related Party Transactions
The Company entered into an investment advisory agreement, dated January 16, 2015, with GBA the "Investment Advisory Agreement". Pursuant to the Investment Advisory Agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. Additionally, GBA and the Company entered into an investment sub-advisory agreement, dated January 16, 2015, with Benefit Street the "Investment Sub-Advisory Agreement". The Investment Sub-Advisory Agreement provides, among other things, that Benefit Street shall receive 50% of all management and incentive fees payable to GBA under the Investment Advisory Agreement.

The Company also entered into an administration agreement, dated January 16, 2015, with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), a wholly-owned subsidiary of Griffin Capital, the "Administration Agreement", pursuant to which Griffin Capital BDC Administrator will be reimbursed for expenses necessary for the performance of services related to the Company's administration and operation, provided that such reimbursement will be the lower of Griffin Capital BDC Administrator's actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. See Administrative Services below.
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
Organization and Offering Costs
The Company's payment of organization and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) is approximately 1.5% of the gross proceeds from the offering. If the minimum number of shares of the Offering are sold at $10.00 per share, approximately $37,500 of expenses will be incurred. If the maximum number of shares of the Offering are sold at $10.00 per share, then approximately $22.5 million of expenses will be incurred. As of March 31, 2015, Griffin Capital and its affiliates incurred organization and offering costs of approximately $363,000 and $871,000, respectively. As of December 31, 2014, Griffin Capital and its affiliates incurred organization and offering costs of approximately $322,000 and $778,000, respectively. Under the terms of the Investment Advisory Agreement, after the minimum offering requirement is met, Griffin Capital and certain of its affiliates will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering costs and organization costs have been reimbursed. Except for this provision in the Investment Advisory Agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund the organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.

Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement. Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to shareholders will be paid from the Company’s offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders. The Company or GBA may terminate the expense support and conditional reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to the Company’s income. If the Company terminates the Investment Advisory Agreement with GBA, the Company will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters.

Administrative Services

Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with a third party service provider. The cost of the third party service provider will be an obligation of Griffin Capital BDC Administrator. The Company will not incur the costs from both Griffin Capital BDC Administrator and the third party provider for similar services.
As of March 31, 2015, GBA and Benefit Street had incurred certain general and administrative expenses related to the Company, including insurance and professional fees, of approximately $200,000. If the minimum offering requirement is met, GBA and Benefit Street will be entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above. As of March 31, 2015, the minimum offering requirement had not been met, and GBA and Benefit Street were not entitled to reimbursement of any amounts incurred on behalf of the Company.
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

License Agreements
The Company has entered into a license agreement with Griffin Capital under which Griffin Capital has granted the Company a non-exclusive, royalty-free license to use the name "Griffin." The Company has also entered into a license agreement with Benefit Street under which Benefit Street has granted the Company a non-exclusive, royalty-free license to use the name "Benefit Street Partners." Under these agreements, the Company has a right to use the "Griffin" name for so long as GBA or one of its affiliates remains the Company's investment adviser and the "Benefit Street Partners" name for so long as Benefit Street or one of its affiliates remains the Company's investment sub-adviser. Other than with respect to these limited licenses, the Company has no legal right to the "Griffin" or "Benefit Street Partners" names.
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
Note 4. Commitments and Contingencies
Distribution Reinvestment Plan
The Company intends to implement a distribution reinvestment plan that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan will become effective no later than the first calendar quarter after the month in which the minimum offering requirement is met. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days prior written notice to stockholders.

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
Note 5. Directors Fees
The Company will pay each of the independent directors a retainer of $30,000 per year plus $1,000 for each board of directors or committee meeting the independent director attends in person or by telephone ($2,000 for attendance by the chairman of the audit committee at each meeting of the audit committee and $1,500 for attendance by the chairman of any other committee at each of such committee's meetings). In the event there are multiple meetings of the board of directors and one or more committees in a single day, the fees will be limited to $3,000 per day ($3,500 for the chairman of the audit committee if there is a meeting of such committee).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director is also an employee of GBA or its affiliates, the Company does not pay compensation for services rendered as a director.
The Company will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with the Company's policies as in effect from time to time. The Company will not pay compensation to the directors who also serve in an executive officer capacity for the Company or GBA.
Note 6. Financial Highlights
The financial highlights have been omitted from these financial statements as the Company has not commenced operations as of March 31, 2015. The Company's organization and offering costs for the three months ended March 31, 2015, have been paid for by Griffin Capital, which are subject to reimbursement by the Company upon achieving the minimum offering requirement.
Note 7. Subsequent Events
On May 1, 2015, the Company raised the minimum offering proceeds of $2.5 million, as a result of a $1.25 million investment from an affiliate of each of Griffin Capital and Benefit Street. As a result, the Company achieved the minimum offering requirement and commenced operations.

On May 7, 2015, the Company's board of directors declared an initial distribution rate for the remainder of the month of May of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record on each day commencing on May 7, 2015 and continuing through May 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statement and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our” or the “Company”, refer to Griffin-Benefit Street BDC.
OVERVIEW
We are a newly organized, externally managed, non-diversified closed-end management investment company. We will be managed by our Adviser, which is an affiliate of Griffin Capital. Our Adviser is a registered investment adviser under the Advisers Act.
We and GBA will oversee the management of our activities and be responsible for making investment decisions for our portfolio. We and GBA have engaged Benefit Street, which is a registered investment adviser under the Advisers Act and an affiliate of Providence, to act as our sub-adviser. Benefit Street will assist GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.
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

We conducted a private placement of shares of our common stock to GBA and Benefit Street, (the "Private Placement"). Shares purchased in the Private Placement were issued at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. On July 25, 2014 and July 28, 2014, pursuant to the Private Placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, for an aggregate of $200,000 and 22,222 shares. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. We are offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the " Public Offering", and when combined with the Private Offering the "Offering"); however, to the extent that the net asset value increases, we will sell our shares at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below its net asset value per share. In the event of a material decline in net asset value per share, which we consider to be a 2.5% decrease below its then-current net offering price, we will reduce the offering price in order to establish a new net offering price that is not more than 2.5% above its net asset value per share. On May 1, 2015, we raised the minimum offering proceeds of $2.5 million and commenced operations.
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

Results of Operations

As of March 31, 2015, we have not commenced operations. For the three months ended March 31, 2015, we incurred organization and offering costs of $363,000 and $871,000, respectively, which represented our only operating activities. These organization and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

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

Expenses
Our primary operating expenses will include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our investment adviser, the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and investment sub-advisory agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees will compensate our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See "Item 1. Financial Statements - Note 3. Related Party Transactions." GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the investment sub-advisory agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

Expense Support and Conditional Reimbursement Agreement

Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until the Company has achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to the our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. We or GBA may terminate the expense support and conditional reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the Investment Advisory Agreement with GBA, we will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense reimbursement agreement will remain in effect or that GBA will reimburse any portion of our expenses in future quarters.

Administrative Services

Griffin Capital BDC Administrator will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator will also furnish administrative services necessary to conduct the day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with a third party service provider. The cost of the third party service provider will be an obligation of Griffin Capital BDC Administrator. We will not incur the costs from both Griffin Capital BDC Administrator and the third party provider for similar services.
As of March 31, 2015, GBA and Benefit Street had incurred certain general and administrative expenses related to the Company, including insurance and professional fees, of approximately $200,000. If the minimum offering requirement is met, GBA and Benefit Street will be entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above. As of March 31, 2015, the minimum offering requirement had not been met, and GBA and Benefit Street were not entitled to reimbursement of any amounts incurred on behalf of the Company.
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
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the private placements, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $200,000. As a result, upon achievement of the minimum offering requirement, we have raised total gross proceeds of approximately $2.5 million plus the proceeds from the private placements. Since we have satisfied the minimum offering requirement, additional purchases must be in increments of $500, except for purchases made pursuant to our distribution reinvestment plan.
Since we have met the minimum offering requirement, we will sell our shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in our Offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each weekly closing on the sale of shares of our common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then-current net asset value no later than 48 hours prior to the time that we price our shares.

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
The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsor has an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in our Offering and the gross amount of any originally issued direct participation program securities sold by our sponsor within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsor has an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of March 31, 2015.
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
Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly basis and pay distributions on either a monthly or quarterly basis. Net capital gains, if any, will be distributed or deemed distributed at least annually. We will then calculate each stockholder's specific distribution amount for the period using record and declaration dates and a stockholder's distributions will begin to accrue on the date we accept their subscription for our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors.
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

Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. The following are our most critical accounting policies, see Part I, Note 2, Basis of Presentation and Summary of Significant Accounting Policies:

•	Valuation of Portfolio Investments, Valuation Methods and Valuation Process;

•	Revenue Recognition;

•	Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation;

•	Organizational and offering costs; and

•	Income Taxes
Recently Issued Accounting Standards
We do not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
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
Related Party Transactions
We have entered into an Investment Advisory Agreement with GBA. Pursuant to the Investment Advisory Agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. We have also entered into an Administration Agreement with our Administrator, pursuant to which we will reimburse our Administrator for expenses necessary for the performance of services related to our administration and operation, provided that such reimbursement will be the lower of our Administrator's actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with a third party service provider to provide certain of our accounting and administrative services. The cost of the third party service provider will be an obligation of our Administrator. We will not incur the costs from both our Administrator, and the third party provider for similar services.
The Dealer Manager is an affiliate of ours. Under the Dealer Manager Agreement, the Dealer Manager is entitled to receive sales commissions and dealer manager fees in connection with the shares sold in the Offering, all or a portion of which may be re-allowed to participating broker-dealers. For the three months ended March 31, 2015, we did not accrue any fees under this arrangement.

Our payment of organization and offering costs (including reimbursement of costs incurred by GBA and its affiliates) is approximately 1.5% of the gross proceeds from our Offering. In selling the minimum number of shares at $10.00 per share, we estimate that we incurred approximately $37,500 of expenses. If we sell the maximum number of shares at $10.00 per share, then we estimate that we may incur up to approximately $22.5 million of expenses. As of March 31, 2015, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $363,000 and $871,000 respectively. As of December 31, 2014, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $322,000 and $778,000 respectively. Under the terms of the Investment Advisory Agreement, GBA and certain of its affiliates, which includes Griffin Capital, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering costs and organization costs have been reimbursed. Except for this provision in the Investment Advisory Agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund our organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, we may or may not be requested to reimburse any costs funded by Griffin Capital.

On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the private placements, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $200,000. On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of a $1.25 million investment from an affiliate of Griffin Capital and Benefit Street. As a result, we have raised total gross proceeds of approximately $2.7 million.
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
See Item 1. Financial Statements - Note 3 to our unaudited financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships.

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
Recent Development
See Item 1. Financial Statements - Note 7, Subsequent Events, to the financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We will be subject to financial market risks, including changes in interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2015, we did not engage in hedging activities.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

Changes in Internal Controls Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceeding are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material impact upon our financial condition or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.4
Administration Agreement, incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.5
License Agreement between Griffin Capital Corporation, Griffin Capital BDC Advisor, LLC and Griffin-Benefit Street Partners BDC Corp., incorporated by reference to Exhibit (k)(3) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.6
License Agreement between Benefit Street Partners L.L.C. and Griffin-Benefit Street Partners BDC Corp., incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2015, SEC File No. 814-01080.

10.7
Expense Support and Conditional Reimbursement Agreement between Griffin-Benefit Street Partners BDC Corp. and Griffin Capital BDC Advisor, LLC., incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2015, SEC File No. 814-01080.

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

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May 2015.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ Joseph E. Miller
Name:	Joseph E. Miller
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)