Form 10-Q
period 2015-06-30
Griffin-Benefit Street Partners BDC Corp.
filed 2015-08-14
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 12, 2015, the Registrant had 666,760 shares of common stock, $0.001 par value, outstanding.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Griffin-Benefit Street Partners BDC Corp., other than historical facts, may be considered forward-looking statements. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Item 1. Financial Statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investments, at fair value (cost of: $2,601,491 and $0, respectively)	$2,587,734	$—
Cash and cash equivalents	964,743	200,000
Deferred offering costs	1,142,911	—
Other assets	71,998	—
Total assets	$4,767,386	$200,000
LIABILITIES
Management fees payable	$4,325	$—
Due to affiliates	1,107,893	—
Distributions payable	19,255	—
Payable for unsettled trades	787,393	—
Total liabilities	1,918,866	—
Commitments and contingencies (Note 6)
NET ASSETS
Common stock, $0.001 par value; 150,000,000 shares authorized; 316,502 and 22,222 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	317	22
Capital in excess of par value	2,848,954	199,978
Distributions	(35,017)	—
Accumulated net investment income (loss)	48,016	—
Accumulated net realized gain (loss) from investments	7	—
Accumulated net unrealized appreciation (depreciation) on investments	(13,757)	—
Total net assets	2,848,520	200,000
Total liabilities and net assets	$4,767,386	$200,000
Net asset value per share	$9.00	$—
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2015
Investment income:
Interest from investments	$17,323	$17,323
Total investment income	17,323	17,323
Operating expenses:
Management fees	4,325	4,325
Organizational costs	367,927	367,927
General & administrative	195,749	195,749
Offering costs	229,334	229,334
Total expenses before reimbursement	797,335	797,335
Expense reimbursement	(828,028)	(828,028)
Total expenses, net of reimbursement	(30,693)	(30,693)
Net investment income	48,016	48,016
Realized and unrealized gain on investments:
Net realized gain from investments	7	7
Net unrealized appreciation (depreciation) on investments	(13,757)	(13,757)
Net gain (loss) on investments	(13,750)	(13,750)
Net increase in net assets resulting from operations	$34,266	$34,266
Per share information - basic and diluted
Net increase in net assets per share resulting from operations - basic and diluted	$0.16	$0.29
Weighted average common stock outstanding - basic and diluted	214,360	118,822
Distributions declared and paid per share	$0.07	$0.13
Distributions declared and payable per share	$0.09	$0.16
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

For the Six Months Ended
June 30, 2015
Operations:
Net investment income	$48,016
Net realized gains from investments	7
Net unrealized appreciation/(depreciation) on investments	(13,757)
Net increase in net assets from operations	34,266
Stockholder distributions:
Distributions from net investment income	(35,017)
Net decrease in net assets from stockholder distributions	(35,017)
Capital transactions:
Issuance of common stock, net of issuance costs	2,635,000
Reinvestment of stockholder distributions	14,271
Net increase in net assets from capital share transactions	2,649,271
Total increase in net assets	2,648,520
Net assets at beginning of period	200,000
Net assets at end of period	$2,848,520
Net asset value per common share	$9.00
Common shares outstanding at end of period	316,502
Accumulated under/(over) distributed net investment income	$12,999
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended
June 30, 2015
Operating Activities:
Net increase (decrease) in net assets from operations	$34,266
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	187
Repayments of investments	2,532
Purchase of investments	(2,604,203)
Net realized (gain) loss from investments	(7)
Net unrealized (appreciation) depreciation on investments	13,757
(Increase) decrease in operating assets:
Other assets	(71,998)
Deferred offering costs	(1,142,911)
Increase (decrease) in operating liabilities:
Management fees payable	4,325
Due to affiliates	1,107,893
Payable for unsettled trades	787,393
Net cash used in operating activities	(1,868,766)
Financing activities:
Proceeds from issuance of shares of common stock, net	2,635,000
Distributions paid to stockholders	(1,491)
Net cash provided by financing activities	2,633,509
Net increase in cash and cash equivalents	764,743
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$964,743
Supplemental disclosure of non-cash investing and financing transactions:
Distributions declared and payable	$19,255
Distribution paid through DRIP share issuances	$14,271
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of June 30, 2015 (unaudited)

Portfolio Company	Industry	Rate (b)	Floor	Maturity	Principal	Amortized Cost	Fair Value

Senior Secured Loans - First Lien 43.6% (d)
Alvogen Pharma US, Inc	Healthcare	L+500	1.00%	4/1/2022	98,750	$99,725	$98,873
Cengage Exit	Directories & Publishing	L+600	1.00%	3/31/2020	100,000	100,375	100,000
Deep Gulf Energy II, LLC (c)	Energy - Exploration & Production	L+1300	1.50%	9/30/2018	100,000	98,065	98,100
Lightsquared	Telecom	L+875	1.00%	6/15/2020	100,000	97,000	97,625
Natel Engineering Company Inc	Electronics	L+575	1.00%	4/6/2020	200,000	201,860	201,000
Physiotherapy Associates, Inc.	Healthcare	L+475	1.00%	6/4/2021	62,000	61,691	62,000
Plano Molding Company, LLC (c)	Consumer Products	L+600	1.00%	5/12/2021	100,000	99,011	99,000
Rue 21, Inc.	Apparel/Textiles	L+463	1.00%	10/9/2020	99,746	92,265	91,089
Skillsoft Corp	Technology	L+475	1.00%	4/28/2021	100,000	98,625	97,000
Tribune Publishing Company (a)	Newspaper	L+475	1.00%	8/4/2021	98,718	97,243	98,595
The Weather Channel	Cable	L+500	0.75%	2/11/2020	99,750	98,753	98,285
Walgreens Infusion	Healthcare	L+500	1.00%	4/7/2022	100,000	101,000	100,417
Total Senior Secured Loans - First Lien						$1,245,613	$1,241,984
Senior Secured Loans - Second Lien 8.3% (d)
Cirque Du Soleil (a)	Entertainment	L+825	1.00%	7/10/2023	100,000	$98,500	$99,000
Penton Media, Inc.	Directories & Publishing	L+775	1.25%	10/2/2020	100,000	100,998	100,000
Physiotherapy Associates, Inc.	Healthcare	L+850	1.00%	6/3/2022	38,000	37,621	38,000
Total Senior Secured Loans - Second Lien						$237,119	$237,000
Senior Secured Bonds 14.2% (d)
Covenant Surgical Partners	Healthcare	8.75%	-	8/1/2019	100,000	$101,499	$100,500
Hexion Inc.	Chemicals	10.00%	-	4/15/2020	200,000	209,288	205,500
Radio One Inc.	TV & Radio	7.38%	-	4/15/2022	100,000	100,740	99,250
Total Senior Secured Bonds						$411,527	$405,250
Senior Unsecured Debt 24.7% (d)
Presido Holdings, Inc.	Technology	10.25%	-	2/15/2023	200,000	$203,744	$206,000
Emerald Expo Holdings, Inc	Directories & Publishing	9.00%	-	6/15/2021	200,000	205,916	204,500
Florida East Coast Holdings Corp	Railroads	6.75%	-	5/1/2019	100,000	100,000	100,000

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of June 30, 2015 (unaudited)

Portfolio Company	Industry	Rate (b)	Floor	Maturity	Principal	Amortized Cost	Fair Value
Monotronics International, Inc. (a)	Business Services	9.13%	-	4/1/2020	200,000	197,572	193,000
Total Senior Unsecured Debt						$707,232	$703,500
TOTAL INVESTMENTS - 90.8% (d)						$2,601,491	$2,587,734
_______________________
(a)Represents a non-qualfiying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 15.1% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets. As of June 30, 2015, the Company was in compliance with Section 55 (a) of the Investment Company Act of 1940, as amended.
(b)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. Certain investments are subject to a LIBOR interest rate floor.
(c)As there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 4, Fair Value of Financial Instruments, in the accompanying notes to the consolidated financial statements.)
(d)Percentages are based on the Company's net assets of $2,848,520 as of June 30, 2015.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2015
(Unaudited)
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
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA or Adviser"), a Delaware limited liability company and affiliate of our sponsor, Griffin Capital Corporation ("Griffin Capital"). Kevin A. Shields is the sole stockholder of Griffin Capital and a director and president of the Company. GBA is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The sole member of GBA is Griffin Capital Asset Management Holdings, LLC, a Delaware limited liability company ("Holding Company"), that is wholly-owned by Griffin Capital. GBA oversees the management of the Company's activities and is responsible for making investments decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street or Sub-Adviser"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Benefit Street is a registered investment advisor under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to a sub-advisory agreement between the Company, GBA, and Benefit Street.

The Company has entered into a dealer manager agreement with Griffin Capital Securities, Inc., ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), both of which are wholly-owned subsidiaries of Griffin Capital.

The Company is offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"); however, to the extent that the net asset value increases, the Company will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below its net asset value per share. In the event of a material decline in net asset value per share, which the Company considers to be a 2.5% decrease below its then-current net offering price, the Company will reduce the offering price in order to establish a new net offering price that is not more than 2.5% above its net asset value per share. All subscription payments will be placed in an escrow account in trust for subscribers' benefit, pending release to the Company each week.
In addition, the Company conducted a private placement of shares of the Company's common stock to GBA and Benefit Street (the "Private Placement"). Shares purchased in the Private Placement were issued at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. On July 25, 2014 and July 28, 2014, pursuant to the Private Placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share, for an aggregate of $200,000 and 22,222 shares. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively.
On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations and is selling its shares on a continuous basis at a price of $10.00 per share as of June 30, 2015. As of June 30, 2015, the Company had issued 316,502 shares of common stock for gross proceeds of $2.9 million, including shares purchased in the Private Placement.
The Company intends to use substantially all of the proceeds from the offering of its shares, net of expenses, to make investments in private U.S. middle-market companies in accordance with the Company's investment objectives. There can be no assurance the Company will be able to sell all of its shares in the Offering.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States ("GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of June 30, 2015.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of June 30, 2015.
Valuation of Portfolio Investments
Portfolio investments are reported on the balance sheet at fair value. The Company performs an analysis of each investment to determine fair value in accordance with ASC Topic 820 of U.S. GAAP.

ASC Topic 820 clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include in summarized form:

•	Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

•
Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

•	Level 3: Unobservable inputs for the asset or liability.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

In making fair value determinations, the following guidelines are used:

Valuation Methods
The Company has established a valuation and pricing committee (the "Valuation and Pricing Committee"), which is responsible for engaging an independent third-party valuation specialist and, along with the independent third-party valuation specialist, determining the value of the assets on a quarterly basis. The Valuation and Pricing Committee has delegated the intra-quarter valuation process to a valuation sub-committee (the "Sub-Committee") that consists of one representative from each of the Adviser and the Sub-Adviser. The Sub-Committee analyzes and reviews the net asset value on a weekly basis. In addition, the Sub-Committee, with assistance from the independent third-party valuation specialist, reviews the value of the assets on a monthly basis and determines which assets require monitoring on a weekly basis.
Investments where a market price is readily available:
Generally, the value of the Company's equity interests in publicly-traded companies for which market quotations are readily available is based upon the most recent closing public market price. If no sales of such interests occurred on the determination date, such interests shall be valued at the bid quote for long investments, and the last ask quote for investments sold but not yet purchased, obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by GBA.
Notwithstanding the foregoing, if in the reasonable judgment of GBA and Benefit Street, the price for any securities held by the Company and determined in the manner described above does not accurately reflect the fair value of such security, GBA and Benefit Street value such security, at the applicable bid or ask quotes obtained by broker dealers that make a market in the security, and report such change in the valuation to the board of directors or its designee as soon as practicable.
Investments where a market price is not readily available:
Any securities or other assets that are not publicly-traded or for which a market price is not otherwise readily available are valued at a price that reflects each such security's fair value. With respect to such investments, the investments are reviewed and valued using one or more of the following types of analyses:

(i)	Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.

(ii)	Valuations implied by third-party investments in the applicable portfolio companies.

(iii)	Discounted cash flow analysis, including a terminal value or exit multiple.
Below is a description of factors that the board of directors or its delegated Sub-Committee, based on input from GBA and Benefit Street, with the assistance of an independent third-party valuation specialist in certain circumstances, may consider when valuing the Company's equity and debt investments where a market price is not readily available:

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
Valuation Process
With respect to investments for which market quotations are not readily available, the Company, and for Level 3 and certain other investments the independent third-party valuation specialist, undertakes a multi-step valuation process each quarter, as described below:

•
the quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals of GBA and Benefit Street and members of the Company's senior management team, with such valuation taking into account information received from various sources, including the independent third party valuation specialist for certain Level 2 and Level 3 investments;

•	preliminary valuation conclusions will then be documented, presented and discussed with the Company's senior management and Valuation and Pricing Committee;

•
the Valuation and Pricing Committee and, if appropriate, the relevant investment professionals of GBA, Benefit Street and the Company's senior management meet with the independent valuation firm to discuss the preliminary valuation;

•
designated members of the Valuation and Pricing Committee, or as delegated to     members of GBA's and Benefit Street's management team, will respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm and/or the Valuation and Pricing Committee;

•
the Valuation and Pricing Committee will meet with members of GBA's and Benefit Street's management teams and the independent third-party valuation specialist to discuss the assistance provided and the results of the independent valuation firm's review; and

•
the board of directors will discuss the valuation and will determine the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of GBA, Benefit Street, the Valuation and Pricing Committee, and the third-party valuation specialist.

The board of directors is responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to consistently applied valuation procedures and valuation process. The Company values all Level 2 assets by using inputs derived by GBA and Benefit Street or from the independent third-party valuation specialist that will provide prevailing quotes that are screened for validity by the GBA's and Benefit Street's managements and/or the independent third-party valuation specialist from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company obtains quotes directly from dealers that make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no prices can be readily obtained, the independent third-party valuation specialist will value such investments. The Company will periodically benchmark the quotes received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which the Company purchases and sells investments. The Company believes that these prices will be reliable indicators of fair value.

In addition to the foregoing, certain investments for which a market price is not readily available are evaluated on a quarterly basis by the independent third-party valuation specialist and certain other investments will be on a rotational basis reviewed once over a twelve-month period by an independent valuation firm. Finally, certain investments will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds.

Revenue Recognition
The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest that represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company does not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. The Company does not accrue a receivable for interest on loans and debt investments if it is determined that interest for such loans and debt investments is not collectible. Loans will be placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and amortized as interest income using the effective yield method. Prepayment premiums on loans and debt investments are recorded as interest income.
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
Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the company achieved the minimum offering requirement in the Offering, all organization costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Organization costs will be expensed when incurred. As of June 30, 2015 and December 31, 2014, Griffin Capital and its affiliates incurred approximately $368,000 and $322,000, respectively, of organization costs, which are subject to reimbursement by the Company and are included within due to affiliates on the statements of assets and liabilities.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the Offering. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Offering costs will be capitalized when incurred and amortized over a twelve month period as an expense. The unamortized balance of these costs are reflected in the balance sheet as deferred charges, net. As of June 30, 2015 and December 31, 2014, Griffin Capital and its affiliates incurred approximately $1,372,000 and $778,000, respectively, of offering costs, which are subject to reimbursement by the Company.
Income Taxes
As a RIC, in any fiscal year the Company intends to distribute at least 90 percent of the sum of (i) investment company taxable income, which is generally the Company's ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of the Company's gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"), and, as a result, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to the Company's stockholders. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4.0% U.S. federal excise tax payable by the Company. To avoid this tax, the Company must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of: (1) at least 98.0 percent of the Company's ordinary income (not taking into account any capital gains or losses) for the calendar year; (2) at least 98.2 percent of the amount by which the Company's capital gains exceed capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made to use the Company's taxable year); and (3) income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement").
While the Company intends to distribute any income and capital gains in the manner necessary to minimize imposition of the 4.0% federal excise tax, sufficient amounts of taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, the Company will be liable for the tax only on the amount by which the Company did not meet the foregoing distribution requirement.
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
The Company intends to elect to be taxed as a RIC for the tax year ending December 31, 2015. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax year.
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

Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value for the six months ended June 30, 2015 (with corresponding percentage of total portfolio investments):

	As of June 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$1,245,612	47.9%	$1,241,984	48.0%
Senior Secured Loans - Second Lien	237,119	9.1%	237,000	9.1%
Senior Secured Bonds	411,528	15.8%	405,250	15.7%
Senior Unsecured Debt	707,232	27.2%	703,500	27.2%
Total	$2,601,491	100.0%	$2,587,734	100.0%

The following table shows the composition by industry grouping based on fair value at June 30, 2015:

	As of June 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Directories & Publishing	$404,500	15.7%
Healthcare	399,790	15.4
Technology	303,000	11.7
Chemicals	205,500	7.9
Electronics	201,000	7.8
Business Services	193,000	7.5
Railroads	100,000	3.9
TV & Radio	99,250	3.8
Consumer Products	99,000	3.8
Entertainment	99,000	3.8
Newspaper	98,595	3.8
Cable	98,285	3.8
Energy - Exploration & Production	98,100	3.8
Telecom	97,625	3.8
Apparel/Textiles	91,089	3.5
Total	$2,587,734	100.0%

See Note 11, Subsequent Events, for a discussion of the Company's investment activity subsequent to June 30, 2015.

Note 4. Fair Value of Financial Instruments
Accounting guidance establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, if any, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

•
Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2015 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents fair value measurements of investments, by major class, as of June 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$1,044,884	$197,100	$1,241,984
Senior Secured Loans - Second Lien	—	237,000	—	237,000
Senior Secured Bonds	—	405,250	—	405,250
Senior Unsecured Debt	—	703,500	—	703,500
Total	$—	$2,390,634	$197,100	$2,587,734

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2015:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Net unrealized gains	24	—	—	—	24
Purchases and other adjustments to cost	197,076	—	—	—	197,076
Sales and redemptions	—	—	—	—	—
Net realized gains	—	—	—	—	—
Balance as of June 30, 2015	$197,100	$—	$—	$—	$197,100
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	24	—	—	—	24

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2015, there were no transfers.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of June 30, 2015, which consisted of two senior secured first lien loans. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$197,100	Discounted Cash Flow Approach	Discount Rate	8.07%	16.33%	12.18%

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

Note 5. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2015 and December 31, 2014:

	Year Ended December 31, 2014	Six Months Ended June 30, 2015
	Payable	Incurred	Paid	Payable
Organization and offering expenses				—
Organizational expenses	$—	$367,927	$—	$367,927
Offering expenses	—	1,372,245	—	1,372,245
General & administrative	—	195,749	—	195,749
Expense reimbursement	—	(828,028)	—	(828,028)
Total due to affiliates	$—	$1,107,893	$—	$1,107,893
The Company entered into an investment advisory agreement, dated January 16, 2015, with GBA (the "Investment Advisory Agreement"). Pursuant to the Investment Advisory Agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. Additionally, GBA and the Company entered into an Investment Sub-Advisory Agreement, dated January 16, 2015, with Benefit Street (the "Investment Sub-Advisory Agreement"). The Investment Sub-Advisory Agreement provides, among other things, that Benefit Street shall receive 50.0% of all management and incentive fees payable to GBA under the Investment Advisory Agreement.
The Company also entered into an administration agreement, dated January 16, 2015, with Griffin Capital BDC Administrator (the "Administration Agreement") pursuant to which Griffin Capital BDC Administrator will be reimbursed for expenses necessary for the performance of services related to the Company's administration and operation, provided that such reimbursement will be the lower of Griffin Capital BDC Administrator's actual costs or the amount that the Company would be required to pay third-party service providers for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. See Administrative Services below.
Base Management Fee
The base management fee is calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter is deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine.
Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Expense support and conditional reimbursement of incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its distribution reinvestment plan, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program.

Incentive Fee on Capital Gains
An incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) and will equal 20.0% of our realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains.
Organization and Offering Costs
The Company's payment of organization and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) is anticipated to be approximately 1.5% of the gross proceeds from the Offering. If the minimum number of shares of the Offering are sold at $10.00 per share, approximately $37,500 of expenses will be incurred. If the maximum number of shares of the Offering are sold at $10.00 per share, then approximately $22.5 million of expenses will be incurred. As of June 30, 2015, Griffin Capital and its affiliates incurred organization and offering costs of approximately $368,000 and $1,372,000, respectively. As of December 31, 2014, Griffin Capital and its affiliates incurred organization and offering costs of approximately $322,000 and $778,000, respectively. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Except for this provision in the Investment Advisory Agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund the organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.

Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement. Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse, or offset such reimbursement against amounts due to GBA, the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to stockholders will be paid from the Company’s Offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders. The Company or GBA may terminate the expense support and conditional reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to the Company’s income. If the Company terminates the Investment Advisory Agreement with GBA, the Company will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. As of June 30, 2015, GBA had assumed $828,028 of expenses pursuant to the expense support and conditional reimbursement agreement, with an offset to organizational and offering costs due from the Company.

Administrative Services

Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of Griffin Capital BDC Administrator. The Company will not incur the costs from both Griffin Capital BDC Administrator and the third party provider for similar services.
As of June 30, 2015, GBA and Benefit Street had incurred certain general and administrative expenses related to the Company, including insurance and professional fees, of approximately $196,000. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, entitling the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which is a 7.0% commission of gross proceeds. In addition, the Dealer Manager will receive a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. For the six months ended June 30, 2015, the Company paid dealer manager fees and sales commissions of $2,750 and $12,250, respectively.
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
Conflicts of Interest
The Company's executive officers and certain of the Company's directors and other finance professionals of Griffin Capital and their affiliates also serve as executives of GBA and Benefit Street. Mr. Shields is the sole director of Griffin Capital. In addition, the Company's executive officers and directors and the members of GBA and members of the investment committee of GBA serve or may serve as officers, directors or principals of entities that operate in the same, or related, line of business as the Company or of investment funds, accounts or other investment vehicles managed by the Company's affiliates. These investment funds, accounts or other investment vehicles may have investment objectives similar to the Company's investment objective. The Company may compete with entities managed by GBA and its affiliates for capital and investment opportunities. As a result, the Company may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by GBA or its affiliates or by members of the investment committee. However, in order to fulfill its fiduciary duties to each of its clients, GBA intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with GBA's allocation policy, investment objective and strategies so that the Company is not disadvantaged in relation to any other client.

Benefit Street and its affiliates currently manage a number of investment accounts and private investment funds, including hedge funds, single investor funds, sector specific, asset class specific or geographic specific private investment funds with investment guidelines substantially similar in whole or in part to the Company's investment guidelines and intends to manage additional investment accounts and private investment funds. Certain funds managed by Providence may pursue investment opportunities similar to those that the Company intends to pursue. As a result, the Company may not be provided with the opportunity to fully invest in all investment opportunities available to Providence or Benefit Street and the Company that would be suitable for the Company. To the extent that Providence or Benefit Street is presented with an investment opportunity that would be appropriate for the Company and another fund sub-advised or managed by Providence or Benefit Street, Providence may be faced with a conflict.
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
In an order dated June 23, 2015, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Sub-Advisor.  The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy.  The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Sub-Advisor’s co-investment affiliates, than would be available to it if it had not obtained such relief.

Note 6. Commitments and Contingencies
Distribution Reinvestment Plan
The Company has implemented a distribution reinvestment plan that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days' prior written notice to stockholders.
Share Repurchase Program
Beginning with the first calendar quarter following the one-year anniversary of the date that the minimum offering requirement was met, or July 1, 2016, and on a quarterly basis thereafter, the Company intends to offer to repurchase common stock on such terms as may be determined by the board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. However, in the event of the death, disability or bankruptcy of a stockholder, the Company may repurchase such a stockholder's shares prior to the expiration of the one-year restriction discussed above, subject to the discretion of the Company's board of directors. Shares redeemed in connection with the death or disability of a stockholder may be repurchased at a purchase price equal to the price actually paid for such shares. Share repurchases will be limited to the offering proceeds from the shares of common stock issued pursuant to our distribution reinvestment plan. At the discretion of our board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, the number of shares of common stock to be repurchased in any calendar year will be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. Shares will be repurchased at a price equal to 90.0% of the current offering price in effect on each date of repurchase.

Note 7. Common Stock
Through June 30, 2015, the Company had 315,000 shares of common stock outstanding from gross offering proceeds of approximately $2.9 million, including shares issued in the Private Placement and 1,502 shares issued pursuant to the distribution reinvestment plan ("DRIP").
Note 8. Net Increase in Net Assets
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2015.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2015:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2015
Basic and diluted
Net increase in net assets from operations	$34,266	$34,266
Weighted average common shares outstanding	214,360	118,822
Net increase in net assets resulting from operations per share - basic and diluted	$0.16	$0.29

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%

Note 9. Distributions
As of June 30, 2015, the Company had paid and accrued approximately $35,000 in stockholder distributions.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid/ Accrued
2015:
May 31, 2015	June 1, 2015	$0.13	$1,491	$14,271	$15,762
June 30, 2015	July 1, 2015	0.16	2,038	17,217	19,255
			$3,529	$31,488	$35,017

Note 10. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2015:

For the Six Months Ended June 30,
2015
Per share data:
Net asset value, beginning of period	$—

Results of operations (1)
Net investment income	0.40
Net realized and unrealized appreciation (depreciation) on investments	(0.11)
Net increase in net assets resulting from operations	0.29

Stockholder distributions (2)
Distributions from net investment income	(0.29)
Net increase in net assets resulting from stockholder distributions	(0.29)

Capital share transactions
Issuance of common stock (3)	9.00
Net increase in net assets resulting from capital share transactions	9.00
Net asset value, end of period	$9.00
Shares outstanding at end of period	316,502
Total return	1.37%
Ratio/Supplemental data:
Net assets, end of period	2,848,520
Ratio of net investment income to average net assets (4)	4.43%
Ratio of operating expenses to average net assets (4)	(3.23)%
Portfolio turnover rate	0.1%
_____________________
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3) The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company's continuous offering.
(4) For the six months ended June 30, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets is (72.03)% and 73.23%, respectively.

Note 11. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements, except for the following:

Status of Offering

From July 1, 2015 to August 12, 2015, the Company has issued 350,258 shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $3.5 million.

Declaration of September Distribution

On August 12, 2015, the Company's board of directors declared a distribution rate for the month of September of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record of such shares as shown on the Company's books on each day commencing on September 1, 2015 and continuing through September 30, 2015.

Portfolio Update

The Company made the following investments subsequent to June 30, 2015 (as of August 5, 2015):

Portfolio Company	Industry	Rate	Floor	Maturity	Principal	Amortized Cost
Senior Secured Loans - First Lien
Bahakel Communications, Ltd.	Media - Broadcast	L+750	1.00%	7/29/2020	231,000	229,845
Ardent Legacy	Health Facilities	L+575	1.00%	8/4/2021	250,000	247,500
Total Senior Secured Loans - First Lien						$477,345
Senior Secured Loans - Second Lien
Hostess Brands Inc.	Food - Wholesale	L+750	1.00%	8/3/2023	200,000	$199,000
Cast & Crew Payroll LLC	Investments & Misc Financial Services	L+775	1.00%	8/4/2023	300,000	297,750
Total Senior Secured Loans - Second Lien						$496,750
TOTAL INVESTMENTS						$974,095

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our” or the “Company”, refer to Griffin-Benefit Street Partners BDC Corp.
OVERVIEW
We are a newly organized, externally managed, non-diversified closed-end management investment company. We are managed by GBA, an affiliate of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").

We and GBA oversee the management of our activities and are responsible for making investment decisions for our portfolio. We and GBA have engaged Benefit Street, which is a registered investment adviser under the Advisers Act and an affiliate of Providence, to act as our Sub-Adviser. Benefit Street will assist GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code for the taxable year ending December 31, 2015.

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

We primarily invest in private U.S. companies primarily in the middle market with EBITDA of approximately $5 million to $100 million. However, on occasion, we may invest in larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We expect that our investments will generally range between $5 million and $50 million, although the size of our investments may increase as our business grows. We will maintain a strong focus on credit quality, including a high level of investment discipline and selectivity. We believe that investing in the debt of private companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with these companies. Because private companies have limited access to capital providers, debt investments in such companies typically carry above market interest rates and include better-than-market terms. As a result, we believe investments in private companies result in attractive risk-adjusted returns.
As a BDC, we will be required to comply with certain regulatory requirements. For instance, we have to invest at least 70.0% of our total assets in "qualifying assets," including securities of private or thinly traded public U.S. companies and cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we may from time to time invest up to 30.0% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities.
As a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with certain entities under the 1940 Act, such as GBA, Benefit Street and their respective affiliates, unless we obtain an exemptive order from the SEC. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy.  We further believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.

We conducted a private placement of shares of our common stock to GBA and Benefit Street (the "Private Placement"). Shares purchased in the Private Placement were issued at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. On July 25, 2014 and July 28, 2014, pursuant to the Private Placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, for an aggregate of $200,000 and 22,222 shares. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. We are offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"); however, to the extent that the net asset value increases, we will sell our shares at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below its net asset value per share. In the event of a material decline in net asset value per share, which we consider to be a 2.5% decrease below its then-current net offering price, we will reduce the offering price in order to establish a new net offering price that is not more than 2.5% above its net asset value per share. On May 1, 2015, we raised the minimum offering proceeds of $2.5 million and commenced operations.
Emerging Growth Company
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. Specifically, under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, pursuant to Section 107 of the JOBS Act, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Portfolio and Investment Activity

During the six months ended June 30, 2015, we made approximately $2.6 million of investments in portfolio companies and had no exits and repayments, resulting in net investments of approximately $2.6 million for the period, see Note 3, Investments, to the unaudited financial statements.
Our portfolio composition, based on fair value at June 30, 2015, was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	48.0%	6.9%
Senior Secured Loans - Second Lien	9.1%	9.7%
Senior Secured Bonds	15.7%	9.0%
Senior Unsecured Debt	27.2%	9.1%
Total	100.0%	8.1%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

The following table presents the fair value measurements at June 30, 2015:

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Deep Gulf Energy II, LLC	Senior Secured Loans - First Lien	$98,100	3.8%
Plano Molding Company, LLC	Senior Secured Loans - First Lien	99,000	3.8%
Total Level 3 investments		$197,100	7.6%
Total Level 2 investments		$2,390,634	92.4%
Total Investments		$2,587,734	100.0%

Results of Operations

There were no operations in the quarter ended March 31, 2015. Operating results for the three months ended June 30, 2015 were as follows:

For the Three Months Ended June 30,
2015
Total investment income	$17,323
Total expense, net	(30,693)
Net investment income	$48,016

Investment Income

We generate revenue primarily in the form of interest income and capital gains, if any, on the debt instruments in which we invest. We may also generate revenue from capital gains on direct equity investments we make, if any, or on warrants or other equity interests that we may acquire in portfolio companies. In some cases, the interest on our investments may accrue or be paid in the form of additional debt. The principal amount of the debt instruments and any accrued but unpaid interest will generally become due at the maturity date of such debt instruments. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

For the three months ended June 30, 2015, total investment income was $17,323, and was attributable to interest income from investments in portfolio companies. During the three months ended June 30, 2015, the average portfolio fair value was approximately $2.6 million with a 8.09% weighted average current yield.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2015 were as follows:

For the Three Months Ended June 30,
2015
Management fees	$4,325
Organizational costs	367,927
General & administrative	195,749
Offering costs	229,334
Total expenses before reimbursement	797,335
Expense reimbursement	(828,028)
Total expenses, net	$(30,693)

Our primary operating expenses will include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees will compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments, see Note 5, Related Party Transactions. GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the Investment Sub-Advisory Agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

For the three months ended June 30, 2015, we incurred organization and offering costs of approximately $597,000, as a result of raising the required minimum offering proceeds on May 1, 2015. These organization and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Net Realized Gain from Investments

For the three months ended June 30, 2015, we had $2,532 of principal repayments, resulting in nominal realized gains for the three months ended June 30, 2015.

Net Change in Unrealized Appreciation/Depreciation on Investments

For the three months ended June 30, 2015, our investments had $13,757 of unrealized depreciation.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $34,266. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2015, our per share net increase in net assets resulting from operations was $0.16 and $0.29, respectively.

Cash Flows for the Six Months Ended June 30, 2015

For the six months ended June 30, 2015, net cash used in operating activities was approximately $1.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2015 were primarily purchases of investments totaling approximately $2.6 million, offset mostly by unsettled trades of approximately $0.8 million.

Net cash provided by financing activities of approximately $2.6 million during the six months ended June 30, 2015 primarily related to net proceeds from the issuance of common stock of approximately $2.6 million.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until the Company has achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to the our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. We or GBA may terminate the expense support and conditional reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the Investment Advisory Agreement with GBA, we will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. As of June 30, 2015, GBA had assumed $828,028 of expenses pursuant to the expense support and conditional reimbursement agreement, with an offset to organizational and offering costs due from us.

Administrative Services

Griffin Capital BDC Administrator provides us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator furnishes administrative services necessary to conduct the day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with a third party service provider. The cost of the third party service provider will be an obligation of Griffin Capital BDC Administrator. We have not incurred the costs from both Griffin Capital BDC Administrator and the third party provider for similar services.
As of June 30, 2015, GBA and Benefit Street had incurred certain general and administrative expenses related to the Company, including insurance and professional fees, of approximately $196,000. Since we have met the minimum offering requirement, we will sell our shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.
Hedging

To the extent that any of our senior loans and other investments are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in connection with settling them will be borne by us. Our ability to engage in hedging transactions may be adversely affected by recent rules adopted by the CFTC ("Commodity Futures Trading Commission").
Financial Condition, Liquidity and Capital Resources

On July 25, 2014 and July 28, 2014, pursuant to the Private Placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the Private Placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $200,000. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of June 30, 2015, we have raised total gross proceeds of approximately $2.9 million pursuant to the Offering plus the proceeds from the Private Placement. Purchases of shares in our Offering must be in increments of $500, except for purchases made pursuant to our distribution reinvestment plan.
Since we have met the minimum offering requirement, we will sell our shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in our Offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each weekly closing on the sale of shares of our common stock on a continuous basis, a sub-committee designated by our board of directors is required to make the determination that we are not selling shares of our common stock at a price below our then-current net asset value no later than 48 hours prior to the time that we price our shares.
Prior to investing in debt securities, we will invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intended election to be taxed as a RIC.
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
The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsor has an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in our Offering and the gross amount of any originally issued direct participation program securities sold by our sponsor within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsor has an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of June 30, 2015.
RIC Status and Distributions
We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to stockholders if it distributes at least

90.0% of its "Investment Company Taxable Income," as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, a RIC would need to distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.
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
Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. The following are our most critical accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies:

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
Distributions
Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly basis and pay such distributions a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually. On May 7, 2015, our board of directors declared an initial distribution rate for the remainder of the month of May of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record on each day commencing on May 7, 2015 and continuing through May 31, 2015. On May 27, 2015 and June 26, 2015, our board of directors declared a distribution rate for the months of June and July, respectively, of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record of such shares as shown on our books on each day for the month the distribution was declared.
Capital Gains Incentive Fee
Pursuant to the terms of the Investment Advisory Agreement we entered into with GBA, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Contractual Obligations
We have entered into an agreement with GBA to provide us with investment advisory services. Payments for investment advisory services under the Investment Advisory Agreement in future periods will be equal to (a) an annual base management fee of 2.0% of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance. Griffin Capital BDC Administrator, and to the extent requested to provide such services and such services are so provided, GBA, Benefit Street and their respective affiliates, may be reimbursed for administrative expenses incurred on our behalf.
The incentive fee consists of two parts. The first part, which we refer to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our Investment Advisory Agreement, equal to 1.75% per quarter, or an annualized rate of 7.0%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be an incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee will equal 20.0% of our realized capital gains on a cumulative basis from inception, calculated as of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.
We and GBA have engaged Benefit Street, to act as our investment sub-adviser, as Benefit Street possesses skills that we believe will aid us in achieving our investment objective. Benefit Street will assist GBA with the management of our activities and operations.
Griffin Capital BDC Administrator provides us with general ledger accounting, fund accounting and investor relations and other administrative services. We entered into an administration agreement with Griffin Capital BDC Administrator pursuant to which Griffin Capital BDC Administrator, furnishes us with administrative services necessary to conduct our day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We have not reimbursed Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator.
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
Related Party Transactions
We have entered into an Investment Advisory Agreement with GBA. Pursuant to the Investment Advisory Agreement, GBA is paid a base management fee and certain incentive fees, if applicable. We have also entered into an Administration Agreement with Griffin Capital BDC Administrator, pursuant to which we reimburse Griffin Capital BDC Administrator for expenses necessary for the performance of services related to our administration and operation, provided that such reimbursement will be the lower of Griffin Capital BDC Administrator's actual costs or the amount that we would be required to pay third party service providers for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with a third party service provider to provide certain of our accounting and administrative services. The cost of the third party service providers will be an obligation of Griffin Capital BDC Administrator. We will not incur the costs from both Griffin Capital BDC Administrator, and the third party providers for similar services.
The Dealer Manager is a wholly-owned subsidiary of Griffin Capital. Under the Dealer Manager Agreement, the Dealer Manager is entitled to receive sales commissions and dealer manager fees in connection with the shares sold in the Offering, all or a portion of which may be re-allowed to participating broker-dealers.
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
See Note 5, Related Party Transactions, to our unaudited financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships.

Recent Developments
See Note 11, Subsequent Events, to the financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We will be subject to financial market risks, including changes in interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the six months ended June 30, 2015, we did not engage in hedging activities.
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

Changes in Internal Controls Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the Registrant’s Prospectus Supplement No.3 filed pursuant to Rule 497 with the SEC on May 21, 2015, SEC File No. 333-196520.

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

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2015.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ Joseph E. Miller
Name:	Joseph E. Miller
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)