Form 10-Q
period 2015-09-30
Griffin-Benefit Street Partners BDC Corp.
filed 2015-11-13
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 12, 2015, the registrant had 1,850,514 shares of common stock, $0.001 par value, outstanding.

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

Item 1. Financial Statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Investments, at fair value (cost of: $7,609,570 and $0, respectively)	$7,472,666	$—
Cash and cash equivalents	3,457,619	200,000
Deferred offering costs (net of accumulated amortization of $612,093 and $0, respectively)	1,079,816	—
Interest receivable from investments	85,002	—
Contributed cost receivable	225,000	—
Other assets	37,120	—
Total assets	$12,357,223	$200,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$83,397	$—
Management fees payable to affiliate	29,683	—
Due to affiliates, net	736,164	—
Distributions payable	26,233	—
Directors fees payable	61,619	—
Payable for unsettled trades	583,840	—
Total liabilities	1,520,936	—
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 1,204,032 and 22,222 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,204	22
Capital in excess of par value	11,044,089	199,978
Distributions	(167,961)	—
Accumulated net investment income	95,811	—
Accumulated net realized gain from investments	48	—
Accumulated net unrealized depreciation on investments	(136,904)	—
Total stockholders' equity	10,836,287	200,000
Total liabilities and stockholders' equity	$12,357,223	$200,000
Net asset value per share	$9.00	$—
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2015	For the period from May 1, 2015 through September 30, 2015
Investment income:
Interest from investments	$78,488	$95,811
Total investment income	78,488	95,811
Operating expenses:
Management fees	25,358	29,683
Organizational costs	804	368,732
General & administrative	47,434	72,968
Offering costs	382,759	612,093
Professional fees	98,900	200,148
Insurance expense	66,962	111,361
Directors fees	49,426	73,993
Total expenses before reimbursement	671,643	1,468,978
Expense reimbursement	(671,643)	(1,468,978)
Total expenses, net of reimbursement	—	—
Net investment income	78,488	95,811
Realized and unrealized gain on investments:
Net realized gain from investments	41	48
Net unrealized depreciation on investments	(123,147)	(136,904)
Net loss on investments	(123,106)	(136,856)
Net decrease in net assets resulting from operations	$(44,618)	$(41,045)
Per share information - basic and diluted
Net decrease in net assets per share resulting from operations - basic and diluted	$(0.06)	$(0.13)
Weighted average common stock outstanding - basic and diluted	703,280	315,794
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

For the period from May 1, 2015 through September 30, 2015
Operations:
Net investment income	$95,811
Net realized gain from investments	48
Net unrealized depreciation on investments	(136,904)
Net decrease in net assets resulting from operations	(41,045)
Stockholder distributions:
Distributions from advisor expense reimbursement	(167,961)
Net decrease in net assets resulting from stockholder distributions	(167,961)
Capital share transactions:
Issuance of common stock, net	10,526,054
Expense reimbursement contribution	202,883
Reinvestment of stockholder distributions	116,356
Net increase in net assets from capital share transactions	10,845,293
Total increase in net assets	10,636,287
Net assets at beginning of period	200,000
Net assets at end of period	$10,836,287
Net asset value per common share	$9.00
Common shares outstanding at end of period	1,204,032
Accumulated over distributed net investment income	$(72,150)
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CASH FLOWS
(Unaudited)

For the period from May 1, 2015 through September 30, 2015
Operating Activities:
Net decrease in net assets resulting from operations	$(41,045)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	555
Repayments of investments	40,624
Purchase of investments	(7,650,701)
Net realized gain from investments	(48)
Net unrealized depreciation on investments	136,904
Amortization of deferred offering costs	612,093
Increase in operating assets:
Interest receivable from investments	(85,002)
Other assets	(37,120)
Increase (Decrease) in operating liabilities:
Accounts payable and accrued liabilities	83,397
Management fees payable to affiliate	29,683
Due to affiliates, net	(955,745)
Directors fees payable	61,619
Payable for unsettled trades	583,840
Net cash used in operating activities	(7,220,946)
Financing activities:
Issuance of common stock, net of discounts and offering costs	10,503,937
Distributions paid to stockholders	(25,372)
Net cash provided by financing activities	10,478,565
Net increase in cash and cash equivalents	3,257,619
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$3,457,619
Supplemental disclosure of non-cash financing transactions:
Distributions declared and payable	$26,233
Distribution paid through DRP share issuances	$116,356
The accompanying notes are an integral part of these statements.
GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of September 30, 2015 (Unaudited)

Portfolio Company	Footnotes	Industry	Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value

Senior Secured Loans - First Lien 24.5%	(a)
AccentCare, Inc.		Health Services	L+575	1.00%	9/9/2021	$200,000	$196,033	$198,000
Alvogen Pharma US, Inc.		Healthcare	L+500	1.00%	4/1/2022	393,706	392,355	391,738
Ardent Legacy		Health Facilities	L+550	1.00%	8/4/2021	250,000	247,507	250,312
Bahakel Communications, Ltd.	(c)	Media - Broadcast	L+750	1.00%	7/29/2020	299,711	229,558	229,558
Cengage		Directories & Publishing	L+600	1.00%	3/31/2020	100,000	100,369	99,075
Deep Gulf Energy II, LLC	(c)	Energy - Exploration & Production	L+1300	1.50%	9/30/2018	100,000	98,213	98,000
Lightsquared		Telecom	L+875	1.00%	6/15/2020	100,000	97,000	97,250
MyEyeDr	(c)	Health Facilities	L+625	1.00%	8/14/2021	200,000	196,054	195,000
MyEyeDr - Delayed Draw	(c)	Health Facilities	L+625	1.00%	8/14/2021	57,000	10,613	10,830
MyEyeDr - Revolver	(c)	Health Facilities	L+625	1.00%	8/14/2021	43,000	—	—
Natel Engineering Company, Inc.		Electronics	L+575	1.00%	4/6/2020	197,500	199,272	197,085
Physiotherapy Associates, Inc.		Healthcare	L+475	1.00%	6/4/2021	62,000	61,698	61,845
Plano Molding Company, LLC	(c)	Consumer Products	L+600	1.00%	5/12/2021	99,750	98,783	98,752
Rue21, Inc.		Apparel/Textiles	L+463	1.00%	10/9/2020	398,729	365,980	341,081
Skillsoft Corp.		Technology	L+475	1.00%	4/28/2021	99,748	98,403	89,441
Tribune Publishing Company		Newspaper	L+475	1.00%	8/4/2021	97,436	96,023	91,833
Walgreens Infusion		Healthcare	L+500	1.00%	4/7/2022	100,000	100,969	100,042
Weather Channel		Cable	L+500	0.75%	2/11/2020	99,500	98,520	98,779
Total Senior Secured Loans - First Lien							$2,687,350	$2,648,621
Senior Secured Loans - Second Lien 16.8%	(a)
AccentCare, Inc.	(c)	Health Services	L+950	1.00%	9/3/2022	$200,000	$196,522	$196,500
Cast & Crew Payroll, LLC		Investments & Misc Financial Services	L+775	1.00%	8/12/2023	300,000	297,752	297,000
Cirque Du Soleil	(d)	Entertainment	L+825	1.00%	6/23/2023	400,000	398,248	392,500

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of September 30, 2015 (Unaudited)

Portfolio Company	Footnotes	Industry	Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value

Hostess Brands, Inc.		Food - Wholesale	L+750	1.00%	7/28/2023	400,000	400,492	399,500
Penton Media, Inc.		Business Services	L+775	1.25%	10/2/2020	500,000	503,658	497,085
Physiotherapy Associates, Inc.		Healthcare	L+850	1.00%	6/3/2022	38,000	37,627	37,810
Total Senior Secured Loans - Second Lien							$1,834,299	$1,820,395
Senior Secured Bonds 12.5%	(a)
Covenant Surgical Partners		Healthcare	8.75%		8/1/2019	$400,000	$402,178	$400,000
Florida East Coast Holdings Corp.		Railroads	6.75%		5/1/2019	100,000	100,000	98,000
Hexion, Inc.		Chemicals	10.00%		4/15/2020	400,000	413,873	386,500
Radio One, Inc.		TV & Radio	7.38%		4/15/2022	500,000	480,731	470,000
Total Senior Secured Bonds							$1,396,782	$1,354,500
Senior Unsecured Debt 15.2%	(a)
Emerald Expo Holdings, Inc.		Business Services	9.00%		6/15/2021	$400,000	$408,704	$403,500
Frontier Communications Corp.	(d)	Telecom	8.88%		9/15/2020	77,000	77,000	75,460
Frontier Communications Corp.	(d)	Telecom	10.50%		9/15/2022	116,000	116,000	113,245
Frontier Communications Corp.	(d)	Telecom	11.00%		9/15/2025	494,000	481,590	477,945
Monitronics International, Inc.	(d)	Business Services	9.13%		4/1/2020	200,000	197,696	180,000
Presido Holdings, Inc.		Technology	10.25%		2/15/2023	400,000	410,149	399,000
Total Senior Unsecured Debt							$1,691,139	$1,649,150
TOTAL INVESTMENTS - 69.0%	(a)						$7,609,570	$7,472,666
____________________
(a)Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 15.1% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets. As of September 30, 2015, the Company was in compliance with Section 55 (a) of the Investment Company Act of 1940, as amended.
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
(d)Percentages are based on the Company's net assets of $10,836,287 as of September 30, 2015.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Note 1. Organization
Griffin-Benefit Street Partners BDC Corp., a Maryland corporation (the "Company"), was formed on May 27, 2014 under the Maryland General Corporation Law. The Company was organized as an externally managed, non-diversified closed-end management investment company and has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company intends to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986. The Company's year-end is December 31.
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA or Adviser"), a Delaware limited liability company and affiliate of our sponsor, Griffin Capital Corporation ("Griffin Capital"). Kevin A. Shields, a director and president of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The sole member of GBA is Griffin Capital Asset Management Company, LLC, a Delaware limited liability company, that is indirectly owned by Griffin Capital. GBA oversees the management of the Company's activities and is responsible for making investments decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Benefit Street is a registered investment advisor under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to a sub-advisory agreement between the Company, GBA, and Benefit Street.

The Company has entered into a dealer manager agreement with Griffin Capital Securities, Inc. ("GCS" or the "Dealer Manager"), which is a wholly-owned subsidiary of Griffin Capital, and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), which is an indirect subsidiary of Griffin Capital.

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
On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations. As of September 30, 2015, the Company had issued 1,204,032 shares of common stock for gross proceeds of approximately $11.7 million, including shares purchased in the Private Placement and shares issued pursuant to the Company's distribution reinvestment plan ("DRP").
The Company intends to use substantially all of the proceeds from the offering of its shares, net of expenses, to make investments in private U.S. middle-market companies in accordance with the Company's investment objectives. There can be no assurance the Company will be able to sell all of its shares in the Offering.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States ("GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months and period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of September 30, 2015.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of September 30, 2015.
Valuation of Portfolio Investments
Portfolio investments are reported on the balance sheet at fair value. The Company performs an analysis of each investment to determine fair value in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures ("ASC Topic 820") of GAAP.

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

In making fair value determinations, the following guidelines are used:

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Valuation Methods
The Company has established a valuation and pricing committee (the "Valuation and Pricing Committee"), which is responsible for determining the value of the assets on a quarterly basis, based upon inputs established by the Adviser. The Valuation and Pricing Committee is also responsible for engaging a third-party valuation specialist to provide value determinations for Level 3 assets. Such value determination must be reviewed and approved by the Valuation and Pricing Committee. The Valuation and Pricing Committee has delegated the intra-quarter valuation process to a valuation sub-committee (the "Sub-Committee") which consists of one representative from each of the Adviser and the Sub-Adviser. The Sub-Committee analyzes and reviews the net asset value on a weekly basis. In addition, the Sub-Committee reviews the value of the Company's assets on a monthly basis and determines which assets, if any, require monitoring on a weekly basis. If any of the Company's assets are identified as requiring additional monitoring the independent third party valuation specialist will assist in reviewing these assets.
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
Investments where a market price is readily available:
Generally, the value of the Company's equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. If no sales of such interests occurred on the determination date, such interests shall be valued at the bid quote for long investments, and the last ask quote for investments sold but not yet purchased, obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by the Adviser.
Notwithstanding the foregoing, if in the reasonable judgment of the Adviser and Sub-Adviser, the price for any securities held by the Company and determined in the manner described above does not accurately reflect the fair value of such security, the Adviser and Sub-Adviser will value such security at the applicable bid or ask quotes obtained by broker dealers that make a market in the security, and report such change in the valuation to the board of directors or its designee as soon as practicable.
Investments where a market price is not readily available:
Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available are valued at a price that reflects each such security's fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

(i)	Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.

(ii)	Valuations implied by third-party investments in the applicable portfolio companies.

(iii)	Discounted cash flow analysis, including a terminal value or exit multiple.
Below is a description of factors that the Valuation and Pricing Committee and delegated Sub-Committee, with the assistance of an independent third-party valuation specialist in certain circumstances, may consider when valuing the Company's equity and debt investments where a market price is not readily available:

•	the size and scope of a portfolio company and its specific strengths and weaknesses;

•	prevailing interest rates for like securities;

•	expected volatility in future interest rates;

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

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
Valuation Process
With respect to investments for which market quotations are not readily available, the Company will undertake a multi-step valuation process each quarter, as described below:

•
the quarterly valuation process will begin with each portfolio company or investment being identified by the investment professionals of the Adviser and Sub-Adviser and members of the Company's senior management team as investments that require the assistance of the independent third party valuation specialist;

•
preliminary valuation calculations and conclusions will then be documented by the independent third party valuation specialist and discussed with the investment professionals of the Adviser and Sub-Adviser and the relevant investment professionals of GBA, Benefit Street and the Company's senior management team;

•
designated members of the Valuation and Pricing Committee, or as delegated to members of the Sub-Committee, will review and comment on the preliminary valuation provided by the independent third party valuation firm;

•
the Valuation and Pricing Committee will meet with members of the Adviser's and Sub-Adviser's management teams and the independent third-party valuation specialist to discuss the results provided by the independent valuation firm; and

•
the board of directors will discuss the valuation and will determine the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Adviser and Sub-Adviser, the Valuation and Pricing Committee, and the third-party valuation specialist.

The board of directors is responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to consistently applied valuation procedures and valuation process.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

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
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, but considering unamortized upfront loan origination fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organization costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Organization costs will be expensed when incurred. As of September 30, 2015, Griffin Capital and its affiliates incurred approximately $369,000 of organization costs, which are subject to reimbursement by the Company and are included within due to affiliates, net on the Statements of Assets and Liabilities. As of December 31, 2014, Griffin Capital and its affiliates incurred approximately $322,000 of organization costs. The Company became liable to Griffin Capital and its affiliates for offering costs incurred upon raising the minimum offering requirement and commencing operations.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the Offering. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Offering costs will be capitalized when incurred and amortized over a twelve month period as an expense. The unamortized balance of these costs are reflected in the Statements of Assets and Liabilities as deferred charges, net. As of September 30, 2015 Griffin Capital and its affiliates incurred approximately $1,692,000 of offering costs, of which approximately $612,000 has been amortized to expense. The offering costs are subject to reimbursement by the Company and are included within due to affiliates, net on the Statements of Assets and Liabilities. As of December 31, 2014, Griffin Capital and its affiliates incurred approximately $778,000 of offering costs.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Income Taxes
The Company intends to qualify as a RIC, which requires it in each fiscal year to distribute at least 90 percent of the sum of (i) investment company taxable income, which is generally the Company's ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of the Company's gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). As a result of meeting the Annual Distribution Requirement, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to the Company's stockholders. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4.0% U.S. federal excise tax payable by the Company. To avoid this tax, the Company must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of: (1) at least 98.0% of the Company's ordinary income (not taking into account any capital gains or losses) for the calendar year; (2) at least 98.2% of the amount by which the Company's capital gains exceed capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made to use the Company's taxable year); and (3) income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement").
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
Recently Issued Accounting Pronouncements
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.
In April 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is allowed. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company does not expect the adoption of ASU No. 2015-03 to have a material impact on its financial statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of ASU No. 2015-02 to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which if proposed deferred is approved, adoption would be required for annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017 and early adoption is prohibited. ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840). The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of the period ended September 30, 2015 (with corresponding percentage of total portfolio investments):

	As of September 30, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$2,687,350	35.3%	$2,648,621	35.4%
Senior Secured Loans - Second Lien	1,834,299	24.1	1,820,395	24.4
Senior Secured Bonds	1,396,782	18.4	1,354,500	18.1
Senior Unsecured Debt	1,691,139	22.2	1,649,150	22.1
Total	$7,609,570	100.0%	$7,472,666	100.0%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

The following table shows the composition by industry grouping based on fair value as of September 30, 2015:

	As of September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$1,080,585	14.5%
Healthcare	991,434	13.3
Telecom	763,900	10.2
Technology	488,441	6.5
TV & Radio	470,000	6.3
Health Facilities	456,142	6.1
Food - Wholesale	399,500	5.3
Health Services	394,500	5.3
Entertainment	392,500	5.3
Chemicals	386,500	5.2
Apparel/Textiles	341,081	4.6
Investments & Misc Financial Services	297,000	4.0
Media - Broadcast	229,558	3.1
Electronics	197,085	2.6
Directories & Publishing	99,075	1.3
Cable	98,779	1.3
Consumer Products	98,753	1.3
Railroads	98,000	1.3
Energy - Exploration & Production	98,000	1.3
Newspaper	91,833	1.2
Total	$7,472,666	100.0%
See Note 11, Subsequent Events, for a discussion of the Company's investment activity subsequent to September 30, 2015.

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

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

•
Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of September 30, 2015 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents fair value measurements of investments, by major class, as of September 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$2,016,481	$632,140	$2,648,621
Senior Secured Loans - Second Lien	—	1,623,895	196,500	1,820,395
Senior Secured Bonds	—	1,354,500	—	1,354,500
Senior Unsecured Debt	—	1,649,150	—	1,649,150
Total	$—	$6,644,026	$828,640	$7,472,666
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period ended September 30, 2015:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Net change in unrealized depreciation on investments	(1,082)	(22)	—	—	(1,104)
Purchases and other adjustments to cost (1)	662,467	196,522	—	—	858,989
Sales and redemptions (1)	(29,249)	—	—	—	(29,249)
Net realized gain from investments	4	—	—	—	4
Balance as of September 30, 2015	$632,140	$196,500	$—	$—	$828,640
_______________________

(1) Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

The net change in unrealized depreciation for the period ended September 30, 2015 attributable to level 3 investments still held at September 30, 2015 is $(1,104) and is included in net unrealized depreciation on investments in the Statement of Operations.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the period ended September 30, 2015, there were no transfers.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of September 30, 2015, which consisted of six senior secured first lien loans and one senior secured second lien loan. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$632,140	Discounted Cash Flow Approach	Discount Rate	7.99%	16.30%	7.55%
Senior Secured Loans - Second Lien	$196,500	Discounted Cash Flow Approach	Discount Rate	12.00%	12.00%	2.85%

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

Note 5. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2015 and December 31, 2014:

	Year Ended December 31, 2014	For the period from May 1, 2015 through September 30, 2015
	Payable	Incurred	Paid	Payable
Organizational costs	$—	$368,732	$—	$368,732
Offering costs	—	1,691,909	—	1,691,909
General & administrative	—	8,086	—	8,086
Director fees	—	12,374	—	12,374
Professional fees	—	178,443	—	178,443
Insurance expense	—	148,481	—	148,481
Expense reimbursement	—	(1,671,861)	—	(1,671,861)
Total due to affiliates, net	$—	$736,164	$—	$736,164
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

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Base Management Fee
The base management fee is calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter is deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. For the three months and period ended September 30, 2015, the Company incurred $25,358 and $29,683 in base management fees, respectively. As of September 30, 2015, the base management fees accrual was $29,683 and is included in management fees payable in the accompanying Statements of Assets and Liabilities.
Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Expense support and conditional reimbursement of incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its distribution reinvestment plan, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program. No incentive fees on income have been incurred for the three months and period ended September 30, 2015 .
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
Organization and Offering Costs
The Company's payment of organization and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) is anticipated to be approximately 1.5% of the gross proceeds from the Offering. If the maximum number of shares of the Offering are sold at $10.00 per share, then approximately $22.5 million of expenses will be incurred. As of September 30, 2015, Griffin Capital and its affiliates incurred organization and offering costs of approximately $369,000 and $1,692,000, respectively. As of December 31, 2014, Griffin Capital and its affiliates incurred organization and offering costs of approximately $322,000 and $778,000, respectively. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Except for this provision in the Investment Advisory Agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund the organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement. Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse, or offset such reimbursement against amounts due to GBA, the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to stockholders will be paid from the Company’s Offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company may have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders. The Company or GBA may terminate the expense support and conditional reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to the Company’s income. If the Company terminates the Investment Advisory Agreement with GBA, the Company will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. As of September 30, 2015, GBA had assumed $1,671,861 of the Company’s operating expenses and other liabilities pursuant to the expense support and conditional reimbursement agreement, which was offset against organizational and offering costs due to GBA. $1,468,978 of this amount is included on the statement of operations as an expense reimbursement, with the excess reflected as a deemed capital contribution on the statement of changes in net assets.

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

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

As of September 30, 2015, GBA and Benefit Street had incurred certain expenses related to the Company, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $347,000. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, entitling the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which is a 7.0% commission of gross proceeds. In addition, the Dealer Manager will receive a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. For the three months and period ended September 30, 2015, the Company paid dealer manager fees of $262,302 and $266,802 respectively. For the three months and period ended September 30, 2015, the Company paid sales commissions of $601,224 and $611,724, respectively.
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

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

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

Note 6. Commitments and Contingencies
Distribution Reinvestment Plan
The Company has implemented a distribution reinvestment plan that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days' prior written notice to stockholders. For the period ended September 30, 2015, the Company issued 12,248 shares under the DRP. See Note 11, Subsequent Events - Status of Offering, for shares issued pursuant to the DRP at filing. (See Note 11, Subsequent Events, for an update regarding the Amended and Restated Distribution Reinvestment Plan)
Share Repurchase Program
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
Note 7. Common Stock
As of September 30, 2015, the Company has issued 1,204,032 shares of common stock outstanding for gross offering proceeds of approximately $11.7 million, including shares issued in the Private Placement and 12,248 shares issued pursuant to the DRP.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Note 8. Net Decrease in Net Assets Resulting from Operations
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2015.
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three months and period ended September 30, 2015:

	Three Months Ended September 30,	For the period from May 1, 2015 through September 30,
	2015	2015
Basic and diluted
Net decrease in net assets resulting from operations	$(44,618)	$(41,045)
Weighted average common stock outstanding	703,280	315,794
Net decrease in net assets per share resulting from operations	$(0.06)	$(0.13)

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Declaration Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%

Note 9. Distributions
As of September 30, 2015, the Company had declared approximately $168,000 in stockholder distributions. Approximately $25,000 and $116,000 were paid in cash or shares issued pursuant to the DRP, respectively. As of September 30, 2015, approximately $26,000 in stockholder distributions were accrued.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP	Total Distributions Paid/ Accrued
May 31, 2015	June 1, 2015	$1,491	$14,271	$15,762
June 30, 2015	July 1, 2015	2,038	17,217	19,255
July 31, 2015	August 1, 2015	6,409	19,548	25,957
August 31, 2015	September 1, 2015	15,434	28,357	43,791
September 30, 2015	October 1, 2015	26,233	36,963	63,196
		$51,605	$116,356	$167,961

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Note 10. Financial Highlights
The following is a schedule of financial highlights for the period ended September 30, 2015:

For the period from May 1, 2015 through September 30, 2015
Per share data:
Net asset value, beginning of period	$—

Results of operations (1)
Net investment income	0.30
Net realized and unrealized depreciation on investments	(0.43)
Net decrease in net assets resulting from operations	(0.13)

Stockholder distributions (1)
Distributions from advisor expense reimbursement	(0.53)
Net decrease in net assets resulting from stockholder distributions	(0.53)

Capital share transactions
Issuance of common stock (2)	9.00
Expense reimbursement contribution	0.64
Net increase in net assets resulting from capital share transactions	9.64

Other (3)	0.02
Net asset value, end of period	$9.00

Shares outstanding at end of period	1,204,032
Total return	2.55%
Ratio/Supplemental data:
Net assets, end of period	10,836,287
Ratio of net investment income to average net assets (4)	3.64%
Ratio of operating expenses to average net assets (4)	(3.53)%
Portfolio turnover rate (5)	0.81%
_____________________
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company's continuous offering.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4) For the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets is (52.14)% and 52.25%, respectively.
(5) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Figure is not annualized.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Note 11. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements, except for the following:

Status of Offering

From October 1, 2015 to November 11, 2015, the Company has issued 646,482 shares of common stock, including shares issued pursuant to the DRP. Total gross proceeds from these issuances, including proceeds from shares issued pursuant to the DRP, were $6.5 million.

Amended and Restated Distribution Reinvestment Plan
On November 11, 2015, the Company’s board of directors voted to amend and restate the DRP such that the purchase price for shares of common stock pursuant to the DRP shall be 90% of the price that common stock is sold in the offering at the weekly closing immediately following the distribution payment date. The amended and restated DRP will be effective as of November 26, 2015.  A copy of the amended and restated DRP is attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q.

Appointment of Chief Compliance Officer

Effective November 11, 2015, Umar Ehtisham, the Company’s Chief Compliance Officer, resigned from such position.  On November 11, 2015, the Company’s board of directors voted to appoint John Canning as the Company’s Chief Compliance Officer to fill the position vacated by Mr. Ehtisham.

Declaration of December Distribution

On November 11, 2015, the Company's board of directors declared a distribution rate for the month of December of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record of such shares as shown on the Company's books on each day commencing on December 1, 2015 and continuing through December 31, 2015.

Portfolio Update

The Company made the following investments subsequent to September 30, 2015 (as of November 4, 2015):

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015
(Unaudited)

Portfolio Company	Industry	Rate	LIBOR Floor	Maturity	Principal	Amortized Cost
Senior Secured Loans - First Lien
Rue21, Inc.	Apparel/Textiles	L+463	1.00%	10/9/2020	400,000	$350,000
Walgreens Infusion	Healthcare	L+500	1.00%	4/7/2022	498,000	498,000
MyEyeDr	Health Facilities	L+625	1.00%	8/14/2021	31,920	31,920
Total Senior Secured Loans - First Lien						$879,920
Senior Secured Loans - Second Lien
Cirque Du Soleil	Entertainment	L+825	1.00%	6/23/2023	850,918	$839,359
Penton Media, Inc.	Business Services	L+775	1.25%	10/2/2020	750,000	748,125
Physiotherapy Associates, Inc.	Healthcare	L+850	1.00%	6/3/2022	900,000	891,000
Lightsquared	Telecom	L+1100	1.00%	4/15/2020	1,115,000	1,115,000
Hostess Brands Inc.	Food - Wholesale	L+750	1.00%	7/28/2023	350,000	349,562
Total Senior Secured Loans - Second Lien						$3,943,046
Senior Unsecured Debt
Emerald Expo Holdings, Inc.	Business Services	9.00%		6/15/2021	600,000	$601,500
Monitronics International, Inc.	Business Services	9.13%		4/1/2020	600,000	540,638
Total Senior Unsecured Debt						$1,142,138
TOTAL INVESTMENTS						$5,965,104

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
OVERVIEW
We are a recently organized, externally managed, non-diversified closed-end management investment company. We are managed by GBA, an affiliate of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").

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

Portfolio and Investment Activity

During the three months ended September 30, 2015, we made approximately $5.0 million of investments in portfolio companies and had approximately $38,000 of exits and repayments, resulting in net investments of approximately $5.0 million for the period. During the period ended September 30, 2015, we made approximately $7.7 million of investments in portfolio companies and had approximately $41,000 of exits and repayments, resulting in net investments of approximately $7.6 million for the period. See Note 3, Investments, to the unaudited financial statements.
Our portfolio composition, based on fair value at September 30, 2015, was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	35.4%	6.9%
Senior Secured Loans - Second Lien	24.4	9.1
Senior Secured Bonds	18.1	8.5
Senior Unsecured Debt	22.1	10.0
Total	100.0%	8.4%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

The following table presents the fair value measurements at September 30, 2015:

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
AccentCare, Inc.	Senior Secured Loans - Second Lien	$196,500	2.6%
Bahakel Communications, Ltd.	Senior Secured Loans - First Lien	229,558	3.1
Deep Gulf Energy II, LLC	Senior Secured Loans - First Lien	98,000	1.3
MyEyeDr	Senior Secured Loans - First Lien	195,000	2.6
MyEyeDr - Delayed Draw	Senior Secured Loans - First Lien	10,830	0.2
MyEyeDr - Revolver	Senior Secured Loans - First Lien	—	—
Plano Molding Company, LLC	Senior Secured Loans - First Lien	98,752	1.3
Total Level 3 investments		$828,640	11.1%
Total Level 2 investments		$6,644,026	88.9%
Total Investments		$7,472,666	100.0%

Results of Operations

Operating results for the three months and period ended September 30, 2015 were as follows:

	Three Months Ended September 30,	For the period from May 1, 2015 through September 30,
	2015	2015
Total investment income	$78,488	$95,811
Total expenses, net of reimbursement	—	—
Net investment income	$78,488	$95,811

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

For the three months and period ended September 30, 2015, total investment income was $78,488 and $95,811, respectively, and was attributable to interest income from investments in portfolio companies. During the period ended September 30, 2015, the average portfolio fair value was approximately $5.0 million, with a 8.4% weighted average current yield. The portfolio fair value is calculated based on average investments at fair value using current and prior quarter investments at fair value.

Operating Expenses

The composition of our operating expenses for the three months and period ended September 30, 2015 were as follows:

	Three Months Ended September 30,	For the period from May 1, 2015 through September 30,
	2015	2015
Management fees	$25,358	$29,683
Organizational costs	804	368,732
General & administrative	47,434	72,968
Offering costs	382,759	612,093
Professional fees	98,900	200,148
Insurance expense	66,962	111,361
Directors fees	49,426	73,993
Total expenses before reimbursement	671,643	1,468,978
Expense reimbursement	(671,643)	(1,468,978)
Total expenses, net of reimbursement	$—	$—

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

For the three months and period ended September 30, 2015, the Company incurred organization costs of approximately $1,000 and $369,000, respectively, and offering costs of approximately $383,000 and $612,000, respectively, as a result of raising the required minimum offering proceeds on May 1, 2015. These organization and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Net Realized Gain from Investments

For the three months and period ended September 30, 2015, we had $38,092 and $40,624, respectively, of principal repayments, resulting in realized gains of $41 and $48, respectively, for the three months and period ended September 30, 2015.

Net Change in Unrealized Depreciation on Investments

For the three months and period ended September 30, 2015, our investments had $123,147 and $136,904, respectively, of unrealized depreciation.

Changes in Net Assets from Operations

For the three months and period ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $44,618 and $41,045, respectively. Based on the weighted average shares of common stock outstanding for the three months and period ended September 30, 2015, our per share net decrease in net assets resulting from operations was $(0.06) and $(0.13), respectively.

Cash Flows for the Period Ended September 30, 2015

For the period ended September 30, 2015, net cash used in operating activities was approximately $7.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the period ended September 30, 2015 were primarily purchases of investments totaling approximately $7.7 million, offset mostly by unsettled trades of approximately $0.6 million.

Net cash provided by financing activities of approximately $10.5 million during the period ended September 30, 2015 primarily related to net proceeds from the issuance of common stock of approximately $10.5 million.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the expense support and conditional reimbursement agreement, GBA has agreed to reimburse us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until the Company has achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to the our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. We or GBA may terminate the expense support and conditional reimbursement agreement at any time. GBA has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the Investment Advisory Agreement with GBA, we will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. As of September 30, 2015, GBA had assumed $1,671,861 of the Company’s operating expenses and other liabilities pursuant to the expense support and conditional reimbursement agreement, which was offset against organizational and offering costs due to GBA. $1,468,978 of this amount is included on the statement of operations as an expense reimbursement, with the excess reflected as a deemed capital contribution on the statement of changes in net assets.

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
As of September 30, 2015, GBA and Benefit Street had incurred certain expenses related to us, including directors fees, insurance expenses, professional fees and other general and administrative expenses, of approximately $347,000. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
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

Financial Condition, Liquidity and Capital Resources

On July 25, 2014 and July 28, 2014, pursuant to the Private Placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. There is no current intention for either GBA or Benefit Street to discontinue in their respective roles. In connection with the Private Placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $200,000. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of September 30, 2015, we have raised total gross proceeds of approximately $11.7 million pursuant to the Offering plus the proceeds from the Private Placement. Purchases of shares in our Offering must be in increments of $500, except for purchases made pursuant to our distribution reinvestment plan.
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
The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsor has an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in our Offering and the gross amount of any originally issued direct participation program securities sold by our sponsor within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsor has an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of September 30, 2015.
RIC Status and Distributions
We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to stockholders if it distributes at least 90.0% of its "Investment Company Taxable Income," as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, a RIC would need to distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. The following are our most critical accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies:

•	Valuation of Portfolio Investments, Valuation Methods and Valuation Process;

•	Revenue Recognition;

•	Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation;

•	Organizational and offering costs; and

•	Income Taxes.
Recently Issued Accounting Pronouncements
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies, to the financial statements.
Distributions
Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly basis and pay such distributions a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually. On May 7, 2015, our board of directors declared an initial distribution rate for the remainder of the month of May of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record on each day commencing on May 7, 2015 and continuing through May 31, 2015. On May 27, 2015 and June 26, 2015, our board of directors declared a distribution rate for the months of June and July, respectively, of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record of such shares as shown on our books on each day for the month the distribution was declared. On July 29 and August 12, our board of directors declared a distribution rate for the months of August and September, respectively, of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record of such shares as shown on our books on each day for the month the distribution was declared. On September 28, 2015, our board of directors declared a distribution rate for the month of October of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record on each day commencing on October 1, 2015 and continuing through October 31, 2015.
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

Recent Developments
See Note 11, Subsequent Events, to the financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks r elating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the period ended September 30, 2015, we did not engage in hedging activities.
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

Changes in Internal Controls Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the Registrant’s Prospectus Supplement No. 3 filed pursuant to Rule 497 with the SEC on May 21, 2015, SEC File No. 333-196520.

4.2*	Amended and Restated Distribution Reinvestment Plan

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2015.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ Joseph E. Miller
Name:	Joseph E. Miller
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)