Form 10-K
period 2015-12-31
Griffin-Benefit Street Partners BDC Corp.
filed 2016-03-30
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates was $0.2 million, assuming a market value of $10.00 per share, as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 30, 2016, the Registrant had 4,563,196 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference:
None.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

CERTAIN DEFINITIONS
Except as otherwise specified in this annual report on Form 10-K ("Annual Report"), the terms:

•	"we," "us," "our," the "Company" and "Griffin-Benefit Street BDC" refer to Griffin-Benefit Street Partners BDC Corp., a Maryland corporation;

•	"Adviser" and "GBA" refer to Griffin Capital BDC Advisor, LLC, our investment adviser;

•	"Administrator" refers to Griffin Capital BDC Administrator, our administrator;

•	"Griffin Capital" and "Sponsor" refer to Griffin Capital Corporation, our Sponsor and the indirect owner of GBA;

•	"Sub-Adviser" and "Benefit Street" refer to Benefit Street Partners L.L.C., our sub-adviser and an affiliate of Providence Equity Partners L.L.C.; and

•	"Providence" refers collectively to Providence Equity Partners L.L.C., an affiliate of Benefit Street, and its affiliated management companies.
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

PART I
ITEM 1.    BUSINESS
GENERAL
We are a Maryland corporation, formed on May 27, 2014 under the Maryland General Corporation Law. We were organized as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") for the year ended December 31, 2015.
We are externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or the "Adviser"), a Delaware limited liability company and affiliate of our Sponsor, Griffin Capital Corporation ("Griffin Capital"). Kevin A. Shields ("Mr. Shields") controls the sole stockholder of Griffin Capital and is our president and a director. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA is indirectly owned by Griffin Capital and Randy Anderson, our Executive Vice President, who directly owns a 5% interest in GBA. GBA oversees the management of our activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, our investment portfolio under the terms of an advisory agreement. We and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C., to act as our sub-adviser. Benefit Street is a registered investment adviser under the Advisers Act and assists GBA with the management of our activities and operations.
We have also entered into a dealer manager agreement with Griffin Capital Securities, LLC ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC (our "Administrator"), both of which are indirect subsidiaries of Griffin Capital.
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed, as the initial capitalization, $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placement, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On January 20, 2015, we began offering on a continuous basis up to $1.5 billion in shares of common stock, which we began offering at an initial offering price of $10.00 per share (the "Offering"). On May 1, 2015, we raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, we commenced operations. On December 23, 2015, we decreased our public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy. As of December 31, 2015, we had issued 3,043,132 shares of common stock for gross proceeds of approximately $30.0 million, including shares purchased in the private placement and shares issued pursuant to our distribution reinvestment plan ("DRP").
On March 15, 2016, our board of directors determined that it is in our and our stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that we elect an alternative fund structure that is expected to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which we may be allowed to consummate investments generally not otherwise available to BDCs.

The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter our structure would be subject to approval by both the board of directors and our stockholders. We will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

Our transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. We also will send written notification to our stockholders that we are suspending our distribution reinvestment plan, effective March 15, 2016. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.

We intend to continue to deploy the proceeds we have received from the offering of our shares, net of expenses, to make investments in private U.S. middle-market companies in accordance with our investment objectives. There can be no assurance we will resume the Offering or that we will be able to sell all of our shares in the Offering.

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
Additionally, as a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief may allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.
OUR INVESTMENT ADVISER
GBA, our investment adviser, is a Delaware limited liability company formed in May 2014. GBA is registered with the SEC as an investment adviser under the Advisers Act. Our Adviser has no operating history. Kevin Shields, David Rupert, Joseph Miller, Randy Anderson and Howard Hirsch form the senior management team of GBA. GBA is indirectly owned by Griffin Capital and Mr. Anderson who directly owns a 5% interest in GBA. The principal address of GBA is c/o Griffin Capital Corporation, Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.
GBA's senior management team has experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as a Real Estate Investment Trusts ("REITs"), and Mr. Anderson was a founding partner of Franklin Square Capital Partners, the firm that pioneered the non-traded BDC model. We believe that the active and ongoing participation by Griffin Capital and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of GBA's management team, will allow GBA to execute our investment strategy as a BDC while the board of directors considers alternative fund structures. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.
All investment decisions require the approval of a majority of the members of the investment committee, which is currently comprised of Kevin Shields, David Rupert, Joseph Miller, Randy Anderson, and Howard Hirsch (the "Investment Committee"). Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the investment advisory agreement, will annually review the compensation we pay to GBA and the compensation GBA pays to Benefit Street to determine that the provisions of the investment advisory and the investment sub-advisory agreement, respectively, are carried out.
ABOUT GRIFFIN CAPITAL
Griffin Capital is a privately-held, Los Angeles headquartered investment and management company with a 20-year track record sponsoring real estate investment vehicles and managing institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed transactions representing over $22 billion in value, Griffin Capital and its affiliates have acquired or constructed over 53.2 million square feet of space since 1995, and managed, sponsored and/or co-sponsored an institutional-quality portfolio of approximately 36.0 million square feet located in 29 states and the United Kingdom, representing approximately $6.3 billion in asset value. In addition to serving as our Sponsor, Griffin Capital currently serves as sponsor for Griffin Capital Essential Asset REIT, Inc. ("GCEAR") and Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II") and as a co-sponsor for Griffin-American Healthcare REIT III, Inc. ("GAHR III") and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts. Griffin is also the sponsor of Griffin Institutional Real Estate Access Fund, a publicly-registered interval fund (NASDAQ: GIREX) ("GIREX").

Pursuant to an administration agreement, our Administrator, an affiliate of Griffin Capital, will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Our Administrator will also oversee our financial records and prepare our reports to stockholders and reports filed with the SEC. In addition, our Administrator will perform the calculation and publication of our net asset value, and oversee the preparation and filing of our tax returns, the payment of our expenses and the performance oversight of various third-party service providers. Our Administrator has contracted with an independent third party to provide certain of our accounting and administrative services.
ABOUT BENEFIT STREET
Benefit Street, our Sub-Adviser and an affiliate of Providence, is a Delaware limited liability company established in 2011 and registered as an investment adviser under the Advisers Act. Benefit Street's predecessor was established in 2008. Benefit Street maintains its principal office at 9 West 57th Street, Suite 4920, New York, NY 10019.
Benefit Street and its affiliates manage assets across a broad range of credit strategies including middle market private debt, long-short liquid credit, long-only credit and commercial real estate debt. Benefit Street , through its employers, provides a debt investment management capability by combining industry knowledge and relationships with credit markets expertise. Benefit Street has capabilities across the full credit spectrum, from subordinated and mezzanine to senior secured debt, and has experience investing through multiple business cycles.
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
ABOUT PROVIDENCE
Providence was founded in 1989 as a leading sector-focused private equity firm with a global franchise specializing in the media, communications, education and information sectors. Providence has both an active private equity portfolio and an active debt portfolio. In early 2008, Providence expanded into credit and launched Benefit Street and its affiliates as the investment manager of all credit funds going forward. Today, Providence is a leading global alternative asset management firm (1) with over $45 billion in committed capital as of December 31, 2015. Providence maintains its principal offices at 50 Kennedy Plaza, 18th Floor, Providence, RI 02903.
Providence has maintained an active private equity portfolio over the course of its 27 year history. Since inception, Providence's team has invested in more than 150 companies across eight funds. The credit platform has grown to approximately $11.5 billion in assets under management and unfunded commitments (including recallable amounts), and now manages credit-focused strategies ranging from illiquid private debt to long-short liquid credit to levered loans.

(1)	Source: Towers Watson, Global Alternatives Survey 2014 (July 2014).
CHARACTERISTICS OF AND RISKS RELATED TO INVESTMENTS IN PRIVATE COMPANIES
We invest primarily in the debt of privately-held middle-market companies within the U.S. Investments in private companies which may pose significantly greater risks than investments in public companies. First, private companies have reduced access to capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments also may be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of GBA and/or Benefit Street to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment.

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
We expect that our investments will generally range between $5 million and $50 million, although the size of our initial investments may be smaller under our current investment strategy. We expect to maintain a strong focus on credit quality, including a high level of investment discipline and selectivity. In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities.
We believe that the experience of our Adviser's and Sub-Adviser's investment professionals in working directly with borrowers to create customized financing solutions will help eliminate intermediaries who extract fees for their services. We believe non-sponsored transactions provide better returns compared with deals originated through other intermediaries. Generally, in non-sponsored transactions, we will source, negotiate and underwrite loans directly and in the absence of an intermediary, such as a private equity firm sponsor. We will perform the due diligence, structuring and monitoring activities necessary to execute these transactions. While we expect that a number of our investments will be in private non-sponsored companies, we believe that a combination of sponsored and non-sponsored investments is important to participating in the most attractive opportunities across investment cycles, and to that end our nationwide origination efforts will target both private equity sponsors and referral sources of non-sponsored companies.
INVESTMENT STRUCTURE
We invest in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as equity and equity related securities issued by private U.S. companies primarily in the middle market. We believe that investing in the debt of these companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with private companies. Because these companies have limited access to capital providers, debt investments in private companies typically carry above market interest rates and include better-than-market terms. As a result, we believe investments in this segment of companies result in attractive risk-adjusted returns.
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
We expect to hold most of our investments to maturity or refinancing, but we may sell some of our investments earlier if an event occurs that impacts our long term view of the investment, such as an acquisition, recapitalization or a decline in operating performance that degrades the credit profile of the portfolio company. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include high-yield bonds, private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

INVESTMENT PROCESS OVERVIEW
Our investment process consists of several distinct phases described below:
Sourcing. Our Adviser and Sub-Adviser employ investment professionals focused on the direct origination of debt products. We originate debt investments through a nationwide network of relationships. Specifically, our Adviser, with the assistance of our Sub-Adviser, sources its investment opportunities through a combination of: (i) direct origination efforts of Benefit Street's investment team as a result of its contacts with middle market companies, including corporate relationships, and experienced senior management teams; (ii) relationships with middle market sponsors and industry contacts; and (iii) long-standing relationships with Wall Street professionals, industry executives and strategic partners. Our Adviser, with the assistance of our Sub-Adviser, also may partner, from time to time, with venture capital firms and source investments from a variety of regional and local intermediaries, including regional investment banking firms, business brokers, accountants and lawyers, rather than solely from large commercial or investment banks. The Adviser and Sub-Adviser employ a rigorous investment process that involves several steps and a thorough analysis of the target portfolio company. Comprehensive joint industry and sector reviews, primarily focusing on debt opportunities in middle market companies, are completed on an ongoing basis in order to identify potential candidates.
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
Investment Committee Preview. Upon execution of a term sheet, the deal team presents the terms and structure of the proposed investment to at least one member of the Investment Committee for review. The Investment Committee members will then either decline the opportunity or approve that the proposed investment proceed to full due diligence.

Full Due Diligence. Following the Investment Committee preview and approval, the deal team proceeds to full due diligence of the prospective investment and issuer. This phase of the investment process comprises all aspects of credit-oriented due diligence including fundamental analysis, legal analysis and valuation. Our Adviser’s and Sub-Adviser’s fundamental analysis involves close scrutiny of financial statements to reveal key drivers of revenues and expenses. Our Adviser and Sub-Adviser also typically conduct extensive management team and competitor interviews to uncover incremental insights into these drivers as well as other potential issues that could affect the company’s performance and its ability to service its debt obligations. During this phase of the investment process, the deal team engages in a multi-dimensional valuation exercise comprising a range of valuation methodologies which may include discounted cash flows, industry comparables, asset/collateral valuation and sum-of-the-parts analysis. To ensure completeness of its due diligence process, our Adviser, with the assistance of our Sub-Adviser, supplements in-house resources as necessary with leading third-party specialists including accountants, appraisers, examiners, consultants and attorneys.

Final Investment Committee. Upon completion of full due diligence, the deal team formally presents the investment opportunity to the Investment Committee for approval. In addition to considering the proposed investment on its standalone merits, the Investment Committee considers the overall fit of the proposed investment within the portfolio.

Investment and Monitoring. Completed investments are monitored on an ongoing basis and, more formally, at regular portfolio review meetings. After an investment is made, our Adviser, with the assistance of our Sub-Adviser, will assign a senior analyst and a junior analyst to monitor each position on a continuing basis. We view active portfolio monitoring as a vital part of our investment process. We consider regular dialogue with company management and sponsors as well as detailed, internally generated monitoring reports to be critical to our performance. Ongoing, collaborative industry and sector reviews are conducted by our Adviser’s and Sub-Adviser’s investment teams and an active, up-to-date model is maintained. As part of the monitoring process, our Adviser and Sub-Adviser have developed risk policies pursuant to which they will regularly assess the risk profile of each of our investments and will rate each of them based on the following categories, which we refer to as “Internal Risk Ratings:”

1.	Performing at or above plan.

2.	Watch/minor risk. Portfolio company operating below plan but in compliance with financial covenants and performance expected to improve.

3.	Significant risk. Portfolio company performing materially below plan and may be in default of financial covenants. Loss of principal not expected but returns likely impaired.

4.	Potential impairment. Focus is on preservation of capital.

Our Adviser, with the assistance of our Sub-Adviser, will monitor and, when appropriate, change the Internal Risk Ratings assigned to each investment in our portfolio. For any investment rated 2, 3 or 4, our Adviser, with the assistance of our Sub-Adviser, will closely monitor the investment's performance, and prepare regular updates for the Investment Committee summarizing current operating results, material impending events and recommended actions.

Our investment adviser also will review all Internal Risk Ratings on a regular basis in connection with our quarterly valuation process.

Realization. Finally, our Adviser’s and Sub-Adviser’s investment processes consist of a comprehensive assessment of transaction exits under multiple scenarios and timelines. As various scenarios unfold, the investment team monitors the relationship between executable exit value (where one exists) and a proprietary assessment of intrinsic value, derived as part of our Adviser’s investment process. In many cases, investments are made with an expectation of an exit through a refinancing or maturity of the asset owned. Where applicable, our Adviser would consider exiting a position if it believed that the exit value exceeded its assessment of intrinsic value.

Managerial Assistance

As a BDC, we must offer, and provide significant, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, GBA or our Administrator will provide such managerial assistance on our behalf to portfolio companies. To the extent fees are paid for these services, we, rather than GBA or our Administrator, will retain any fees paid for such assistance.

INVESTMENT ADVISORY AGREEMENT
We entered into an investment advisory agreement, dated January 16, 2015, with GBA (the "Investment Advisory Agreement"). Pursuant to the Investment Advisory Agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. Additionally, GBA and our Company entered into an Investment Sub-Advisory Agreement, dated January 16, 2015, with Benefit Street (the "Investment Sub-Advisory Agreement"). The Investment Sub-Advisory Agreement provides, among other things, that Benefit Street shall receive 50.0% of all management and incentive fees payable to GBA under the Investment Advisory Agreement.
GBA will serve as our investment adviser pursuant to the Investment Advisory Agreement. The Adviser is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, our investment adviser will manage the day-to-day operations of, and provide investment advisory and management services to, us. Under the terms of our Investment Advisory Agreement, the Adviser will:

•	determine the composition and allocation of our investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	execute, monitor and service the investments we make;

•	determine the securities and other assets that we will purchase, retain or sell;

•	perform due diligence on prospective investments and portfolio companies; and

•	provide us with other investment advisory, research and related services as we may, from time to time require.
The Adviser's services under the investment advisory agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. In particular, our Adviser's senior investment professionals, who comprise the Investment Committee currently manage certain non-traded real estate investment trusts sponsored by Griffin Capital (the "Griffin REITs") and other investment products.
Pursuant to the Investment Advisory Agreement, we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components, a base management fee and an incentive fee.

Management Fee
The base management fee is calculated at an annual rate of 2.0% of our gross assets, excluding cash and cash equivalents, payable quarterly in arrears. For purposes of calculating the base management fee, the term "gross assets" includes any assets acquired with the proceeds of leverage. The Adviser will benefit when we incur debt or use leverage. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee will be calculated based on our average gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial quarter will be appropriately pro-rated.
Incentive Fee
The incentive fee is divided into two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
The first part, which we refer to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our "pre-incentive fee net investment income" for the immediately preceding quarter. The incentive fee on income is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature. For this purpose, "pre-incentive fee net investment income" means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to our Administrator under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from issuances of our common stock (including our distribution reinvestment plan) reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to our share repurchase program. The calculation of the incentive fee on income for each quarter is as follows:

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

These calculations are appropriately pro-rated for any period of less than three months and adjusted, if appropriate, for any equity capital raises or repurchases during the applicable calendar quarter.
The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately pro-rated. The fees will also be calculated using a detailed policy and procedure approved by GBA and our board of directors, including a majority of the independent directors, and such policy and procedure will be consistent with the description of the calculation of the fees set forth above.
GBA may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as GBA may determine in its sole discretion.
Payment of Our Expenses
Our primary operating expenses includes the payment of: (i) investment advisory fees, including base management fees and incentive fees, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees will compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the Investment Sub-Advisory Agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

Reimbursement of Our Administrator
We will reimburse our Administrator for the administrative expenses necessary for its performance of services to us, provided that such reimbursement will be the lower of our Administrator's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in GBA. See "Administration Agreement" for additional information.
Duration and Termination
The Investment Advisory Agreement became effective on May 1, 2015. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory Agreement.
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
Without the vote of a majority of our outstanding voting securities, our Investment Advisory Agreement may not be materially amended, nor may we engage in a merger or other reorganization of GBA including a change to our structure. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements. In addition, should we or GBA elect to terminate the Investment Advisory Agreement, a new investment adviser may not be appointed without approval of a majority of our outstanding common stock, except in limited circumstances where a temporary adviser may be appointed without stockholder consent, consistent with the 1940 Act for a time period not to exceed 150 days.
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
Board Approval of the Investment Advisory Agreement
Our Investment Advisory Agreement was approved by our board of directors on December 16, 2014 and became effective on May 1, 2015. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to our board of directors as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives, and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.
Compliance with the Omnibus Guidelines published by the North American Securities Administrators Association
Rebates, Kickbacks and Reciprocal Arrangements
So long as we are required to comply with the Omnibus Guidelines published by the North American Securities Administrators Association ("NASAA"), GBA agrees that it will not: (a) receive or accept any rebate, give-up or similar arrangement that is prohibited under applicable federal or state securities laws; (b) participate in any reciprocal business arrangement that would circumvent provisions of applicable federal or state securities laws governing conflicts of interest or investment restrictions; or (c) enter into any agreement, arrangement or understanding that would circumvent the restrictions against dealing with affiliates or promoters under applicable federal or state securities laws.
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
INVESTMENT SUB-ADVISORY AGREEMENT
Management Services and Responsibilities
Benefit Street serves as our sub-adviser pursuant to the Investment Sub-Advisory Agreement by and among us, GBA and Benefit Street. Under the terms of the Investment Sub-Advisory Agreement, Benefit Street assists GBA with the management of our activities and operations. Any proposed change that is individually or in the aggregate deemed to be material to our investment strategy will require the consent of Benefit Street, which shall not be unreasonably withheld.

Under the terms of the Investment Sub-Advisory Agreement, Benefit Street is responsible for:

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

•
placing orders with respect to, and arranging for, any investment, upon receiving a proper instruction and authorization from GBA including but not limited to, entering into block trades and swap trades as necessary, in accordance with applicable law, including rules and regulations promulgated by the U.S. Commodity Futures Trading Commission;

•	assisting GBA in monitoring and servicing our investments;

•	assisting GBA in performing due diligence on prospective investments and portfolio companies;

•	providing GBA with such other research and related services as GBA may, from time to time, reasonably request for GBA to manage us; and

•
assisting GBA, upon GBA's reasonable request from time to time, in performing GBA's other duties under the Investment Advisory Agreement, subject to any limitations contained in the Investment Sub-Advisory Agreement and/or applicable law.

Furthermore, all of our investment decisions will ultimately be the responsibility of GBA. Further, Benefit Street only provides the services expressly set forth in the Investment Sub-Advisory Agreement among Benefit Street, GBA and us and in the services agreement between Benefit Street and us, and will not be responsible for the provision of any other administrative and/or management services (including, without limitation, services to ensure that the BDC is operated in compliance with applicable law and regulatory requirements).
Benefit Street's services under the Investment Sub-Advisory Agreement may not be exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired; provided, however, that for so long as the Company is conducting a continuous public offering of shares of its common stock or has an offering in registration and for a six month period thereafter, neither Benefit Street nor any of its affiliates shall serve as a dealer manager, adviser, sub-adviser or sponsor for any other BDC, investment program or fund that seeks to raise equity from "retail" investors in the independent broker-dealer and registered investment advisor channels, whose securities are not listed on a national securities exchange and that has an investment strategy that contains as a material component investment in corporate debt, equity and equity derivatives (including senior secured, senior debt, subordinated secured and unsecured debt, preferred and common equity with or without warrants) issued by either private U.S. middle market companies or public companies with market capitalization of less than $250 million. Neither Benefit Street nor any of its affiliates will serve in such a capacity during the suspension of the Offering. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.
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

Duration and Termination
The Investment Sub-Advisory Agreement became effective on May 1, 2015. Unless earlier terminated as described below, the Investment Sub-Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory Agreement.
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
The Investment Sub-Advisory Agreement provides that if Benefit Street terminates the agreement other than for good reason (as defined in the Investment Sub-Advisory Agreement) or the agreement is not renewed or is terminated for cause (as defined in the Investment Sub-Advisory Agreement), then (x) Benefit Street will be entitled to receive all amounts and any accrued, but unreimbursed, expenses payable to it and not yet paid pursuant to the Investment Sub-Advisory Agreement and (y) GBA may elect to subject Benefit Street to an exclusivity restriction contained in the Investment Sub-Advisory Agreement, which survives until three years from the date that we met our minimum offering requirement.
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
Indemnification
Pursuant to the terms of the Investment Sub-Advisory Agreement, we will indemnify Benefit Street against any loss arising from, or in connection with, Benefit Street's performance of its obligations under the Investment Sub-Advisory Agreement, and GBA will indemnify Benefit Street and us against any loss arising from, or in connection with, GBA's breach of the terms, representations and warranties under the Investment Sub-Advisory Agreement or otherwise based upon the performance of GBA's duties or obligations under the Investment Sub-Advisory Agreement or in its role as our investment adviser, including by reason of any pending, threatened or completed claim, action, suit, investigation or other proceeding or regulatory or self-regulatory inquiry (including an action or suit by or in the right of us or GBA (and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including, without limitation, its manager)); provided, however, that Benefit Street shall not be indemnified for any loss that is sustained as a result of Benefit Street's willful misfeasance, bad faith, or gross negligence in the performance of Benefit Street's duties or by reason of the reckless disregard of Benefit Street's duties and obligations under the Investment Sub-Advisory Agreement, in each case, as the same is finally determined by judicial proceedings.
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
Board Approval of the Sub-Advisory Agreement
Our Investment Sub-Advisory Agreement was approved by our board of directors on December 16, 2014 and became effective on May 1, 2015, the date we met our minimum offering requirement. In its consideration of the Investment Sub-

Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by Benefit Street; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to Benefit Street from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of Benefit Street and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
EXPENSE SUPPORT AND CONDITIONAL REIMBURSEMENT AGREEMENT

On March 25, 2015, we and GBA entered into an expense support and conditional reimbursement agreement (as amended, the "ESA"). Pursuant to the ESA, GBA has agreed to reimburse, or offset such reimbursement against amounts due to GBA, us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the ESA, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organization and offering costs that have been included in operating expenses, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current "operating expense ratio" is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organization and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organization and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organization and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. We will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.

We or GBA may terminate the ESA at any time. If we terminate the Investment Advisory Agreement with GBA, we will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination, subject to the limitation that organization and offering costs will only be repaid up to 1.5% of gross proceeds. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter.

There can be no assurance that the ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters.

On March 23, 2016, we entered into an amendment to the ESA. See Note 13, Subsequent Events - Amendment to the Expense Support Agreement, of the notes to the financial statements.

ADMINISTRATION AGREEMENT
Administrative Services

We have entered into an administration agreement with our Administrator for certain administrative services. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf, including general ledger accounting, fund accounting, and investor relations and other administrative services. Our Administrator will also perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records that we will be required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator will assist us in calculating our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Pursuant to the administration agreement, our Administrator, at its sole discretion, has contracted with a third-party service provider to provide certain of our accounting and administrative services. The cost of the third-party service provider will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services.
Additionally, as a BDC, we generally must offer or make available significant managerial assistance to our portfolio companies. This managerial assistance may include monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our portfolio companies and providing other organizational and financial guidance. GBA or our Administrator will make available such managerial assistance, on our behalf, to our portfolio companies, and such assistance will continue during the board of directors' consideration of alternatives to our current structure. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements. We may receive fees for these services and will reimburse GBA or our Administrator, as applicable, for its allocated costs in providing such assistance, subject to review and approval by our board of directors.
We will reimburse our Administrator for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) our Administrator's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Our Administrator will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to our Administrator for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse our Administrator for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Administrator. As of December 31, 2015, Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
Term; Effective Date
The administration agreement was approved by our board of directors on December 16, 2014, and became effective on May 1, 2015. Unless earlier terminated as described below, the agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our directors who are not interested persons and either our board of directors or the holders of a majority of our outstanding voting securities.
We may terminate the administration agreement with our Administrator, on 60 days' written notice without penalty.
VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE
We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, the Adviser provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), issued by the Financial Accounting Standards Board ("FASB"), clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our financial statements. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Valuation of Portfolio Investments, of the notes to the financial statements for additional information.
COMPETITION
Concurrent with our Offering, certain officers of GBA are simultaneously providing investment management services to the Griffin REITs and other investment products. GBA may determine it appropriate for us and one or more other investment accounts managed by GBA, Benefit Street or any of their respective affiliates to participate in an investment opportunity.
As a BDC, we will be subject to certain regulatory restrictions in making our investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates, unless we obtain an exemptive order from the SEC or co-invest alongside such affiliates in accordance with existing regulatory guidance. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief may allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.
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
ELECTION TO BE TAXED AS A RIC
We intend to elect, beginning with the tax year ended December 31, 2015, to be treated as a RIC under Subchapter M of the Code. To obtain and maintain our tax status as a RIC, we are required to meet certain source-of-income and diversification test. Specifically, we must:

•
derive 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “publicly traded partnerships,” or other income derived from our business of investing in stocks or other securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

◦
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

◦
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”)

If we qualify as a RIC, in any fiscal year with respect to which we distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the "Annual Distribution Requirement"), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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
Because federal income tax regulations differ from Generally Accepted Accounting Principles ("GAAP"), distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
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
REGULATION
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.
The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.
We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See "Item 1A. Risk Factors - Risks Related to an Investment in our Common Stock". We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we will be subject to certain regulatory restrictions in negotiating certain investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates. Together with these affiliates, we applied for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief may also allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors - Risks Related to Our Investments" and "Item 1A. Risk Factors - Risks Related to Our Business and Structure."
Code of Ethics
We have adopted a code of business conduct and ethics which applies to our officers and directors. We intend to disclose any amendments to or waivers of required provisions of the code of business conduct and ethics on Form 8-K. Any person may obtain a copy of our code of business conduct and ethics free of charge by submitting a written request to us at: Griffin-Benefit Street Partners BDC Corp., Attention: Chief Compliance Officer, Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.

We and GBA each have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics (the "Code of Ethics") generally does not permit investments by our employees in securities that may be purchased or held by us. We have attached our Code of Ethics as an exhibit to our registration statement on Form N-2, as amended, filed with the SEC on December 23, 2014. Stockholders may also read and copy the Code of Ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our Code of Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our Code of Ethics on Form 8-K.

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
You may obtain information, without charge, regarding how GBA voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Griffin-Benefit Street Partners BDC Corp., at Griffin Capital Plaza, 1520 Grand Avenue, El Segundo, CA 90245 or by calling us at (310) 469-6100 or toll free at (888) 926-2688.
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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
GBA and its affiliates have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between GBA's fiduciary obligations to us and its similar fiduciary obligations to other clients in a manner that is fair and equitable. For example, such policies and procedures are designed so that, when appropriate, certain investment opportunities are allocated on an alternating basis that is fair and equitable among us and their other clients. An investment opportunity that is suitable for multiple clients of GBA and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that GBA's or its affiliates' efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
As of December 31, 2015, the principals of GBA do not manage any other investment vehicles with similar or overlapping investment strategies as ours. We expect that, if such a situation were to arise in the future, GBA will put into place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the fair and equitable allocation of investment opportunities amongst us and any future investment vehicles with similar or overlapping investment strategies as ours.

ITEM 1A.    RISK FACTORS
Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.
Risks Related to Our Business and Structure
There can be no assurance that we will resume the Offering or that our board of directors will recommend an alternative to our current structure

Our board of directors has determined that it is in our and our stockholders’ best interest to both suspend the Offering, effective March 15, 2016, and consider alternatives to our current structure. There can be no assurance as to when or whether we will resume the Offering. There also can be no assurance that our board of directors will recommend any alternative or alternatives to our current structure.

We are a new company and have a limited operating history.

This is an initial public offering and we have a limited operating history. We were formed on May 27, 2014 and commenced operations on May 1, 2015. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay our stockholders distributions and cause a stockholder to lose all or part of his or her investment. Moreover, we will have significant flexibility in investing the net proceeds of our Offering and may use the net proceeds from our public offering in ways with which investors may not agree or for purposes other than those contemplated in our prospectus.

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

We intend to authorize and declare distributions on a monthly basis and pay such distributions on a monthly basis. Our distributions may be funded from unlimited amounts of offering proceeds, borrowings or other sources of cash flow, which may constitute a return of capital and reduce the amount of capital available to us for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses. Paying distributions from sources other than cash flow from operations could reduce the amount of capital we ultimately invest in our portfolio companies and could diminish the net asset value of our shares. While GBA may agree to limit our expenses to ensure that such expenses are reasonable in relation to our income, we may not achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure our stockholders that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of a stockholder's capital. A return of capital is a return of a stockholder's investment, rather than a return of earnings or gains derived from our investment activities. A stockholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the stockholder's basis in its shares; however, the stockholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the stockholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the stockholder's basis in its shares, such excess amount will be treated as gain from the sale of the stockholder's shares. A stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. For example, the Department of Labor recently proposed a fiduciary rule, which, if implemented, could reduce the market for non-traded BDCs, and negatively affect our ability to raise additional capital.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. As a result, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management's time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Risks Related to an Investment in Our Common Stock

Beginning with the first full calendar quarter following the one-year anniversary of the date that we satisfy our minimum offering requirement (which occurred on May 1, 2015), we intend to offer to repurchase shares on a quarterly basis. Only a limited number of shares will be repurchased, however, and, to the extent stockholders are able to sell their shares under the repurchase program, stockholders may not be able to recover the amount of their investment in those shares.

Beginning with the first full calendar quarter following the one-year anniversary of the date that we satisfy our minimum offering requirement (which occurred on May 1, 2015), we intend to commence tender offers to allow stockholders to tender their shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit our stockholders' ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10.0% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless a stockholder tenders all of their shares, a stockholder must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $2,500 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.

There can be no assurance that we will implement a share repurchase program. In addition, our board of directors may amend, suspend or terminate the share repurchase program upon 30 days' notice. We will notify our stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.

Although we intend to implement a share repurchase program, we have the right to suspend the program, cease repurchases or terminate the program at any time upon 30 days' notice.

Although we intend to implement a share repurchase program, we will have discretion to not repurchase our stockholders' shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days' notice. Stockholders may not be able to sell their shares at all in the event our board of directors amends, suspends or terminates the share repurchase program, absent a liquidity event. We will notify our stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. The share repurchase program has many limitations and should not be relied upon as a method to sell shares of common stock promptly or at a desired price.

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

In addition, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with GBA or Benefit Street in transactions originated by GBA or Benefit Street or their respective affiliates unless we comply with such existing regulatory guidance and the conditions provided in the exemptive order from the SEC dated June 23, 2015. Exemptive relief permits us to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street. However, we will be permitted to and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

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

Potential investors will not have preemptive rights to any common stock we issue in the future. Our articles of incorporation authorize us to issue 500,000,000 shares of stock, par value $0.001 per share, of which 450,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of common stock without stockholder approval. After an investor purchases shares of common stock, we intend to continuously sell additional shares of common stock in our Offering and any other follow-on offering or issue equity interests in private offerings. To the extent that we issue additional shares of common stock at or below net asset value (including if our net asset value drops more than 2.5% below our offering price) after an investor purchases shares of our common stock, an investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

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

Our investments may include original issue discount, or OID, instruments and contractual PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan's term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

As a BDC, under the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). H.R. 3868 (the Small Business Credit Availability Act) has been introduced in the U.S. House of Representatives and if this or similar legislation is passed, it would modify the 1940 Act and increase the amount of debt that BDCs may incur by decreasing the assets coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore a stockholder's risk of an investment in us may increase due to the increased volatility associated with higher leverage.

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

GBA has no experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by GBA's management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of certain source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. GBA's lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

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

The incentive fee payable by us to GBA may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GBA is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage GBA to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since Benefit Street will receive a portion of the incentive fees paid to GBA, Benefit Street may have an incentive to recommend investments that are riskier or more speculative.

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

Implementation of our investment objective depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Adviser, including Kevin A. Shields, David C. Rupert, Joseph E. Miller, Randy I. Anderson and Howard S. Hirsch, each of whom would be difficult to replace. Our Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Adviser. If any of our key personnel were to cease their affiliation with our Adviser, our operating results could suffer. Further, although our sponsor has obtained key person life insurance on some of these individuals, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Adviser's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Adviser will be successful in attracting and retaining such skilled personnel. If our Adviser loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategy could be delayed or hindered, and the value of our stockholders' investments may decline.

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

We are and we will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an "emerging growth company" we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by GBA or Benefit Street, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Because we cannot treat any of our investment company taxable income as a "deemed distribution," the receipt of original issue discount or other accrued amounts included in investment company taxable income may require us to make distributions to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our administrative and principal executive offices are located at Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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
As of December 31, 2015, we had 3,043,132 shares of common stock outstanding, held by a total of 1,003 stockholders. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.
On January 20, 2015, we began offering our shares on a continuous basis in our Offering, with an initial offering price of $10.00 per share. On December 23, 2015, we decreased our public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy. On March 15, 2016, our board of directors determined that it is in our and our stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that we elect an alternative fund structure that is expected to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which we may be allowed to consummate investments generally not otherwise available to BDCs.

The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter our structure would be subject to approval by both the board of directors and our stockholders. We will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

Our transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. We also will send written notification to our stockholders that we are suspending our distribution reinvestment plan, effective March 15, 2016. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.

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
SALES OF UNREGISTERED SECURITIES
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million.

ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data as of and for the period ended December 31, 2015 and for the period ended December 31, 2014 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the period from May 1, 2015 (Commencement of Operations) through December 31, 2015	As of and for the period from date of initial capitalization through December 31, 2014
Statement of operations data:
Total investment income	398,072	—
Operating expenses
Total expenses before reimbursement	2,596,673	—
Expense reimbursement	(1,919,062)	—
Total expenses, net of reimbursement	677,611	—
Net investment loss	(279,539)	—
Net loss on investments	(612,334)	—
Net decrease in net assets resulting from operations	(891,873)	—
Per share data:
Net investment loss	(0.37)	—
Net decrease in net assets resulting from operations	(1.19)	—
Distributions declared	(0.74)	—
Statement of assets and liabilities data:
Total assets	$29,535,972	$200,000
Total stockholders' equity	26,201,365	200,000
Total liabilities and stockholders' equity	$29,535,972	$200,000
Other data:
Total return	0.09%	—
Number of portfolio company investments at year end	32	—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The results of operations shown herein reflect only a partial year of operations, as we commenced operations on May 1, 2015. Our results of operations for the period presented are not indicative of those expected in future periods.
OVERVIEW
We are a recently organized, externally managed, non-diversified closed-end management investment company. We are managed by GBA, our Adviser, an affiliate of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").
We and GBA oversee the management of our activities and are responsible for making investment decisions for our portfolio. We and GBA have engaged Benefit Street, which is a registered investment adviser under the Advisers Act and an affiliate of Providence, to act as our Sub-Adviser. Benefit Street assists GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code for the taxable year ended December 31, 2015.

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

We primarily invest in private U.S. companies primarily in the middle market with EBITDA of approximately $5 million to $100 million. However, we may invest in larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We expect that our investments will generally range between $5 million and $50 million, although the size of our initial investments may be smaller. Under our investment strategy, we intend to maintain a strong focus on credit quality, including a high level of investment discipline and selectivity. We believe that investing in the debt of private companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with these companies. Because private companies have limited access to capital providers, debt investments in such companies typically carry above market interest rates and include better-than-market terms. As a result, we believe investments in private companies result in attractive risk-adjusted returns.

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

As a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with certain entities under the 1940 Act, such as GBA, Benefit Street and their respective affiliates, unless we obtain an exemptive order from the SEC. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief may also allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.

On July 25, 2014 and July 28, 2014, pursuant to a private placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, for an aggregate of $0.2 million and 22,222 shares. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. On January 20, 2015, we began offering on a continuous basis up to $1.5 billion in shares of common stock, which we began offering at an initial offering price of $10.00 per share (the "Offering"). On December 23, 2015, we decreased our public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy. On March 15, 2016, our board of directors determined that it is in our and our stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that we elect an alternative fund structure that is expected to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which we may be allowed to consummate investments generally not otherwise available to BDCs.
The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter our structure would be subject to approval by both the board of directors and our stockholders. We will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

Our transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders that we are suspending our distribution reinvestment plan, effective March 15, 2016. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.

Emerging Growth Company
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. Specifically, under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, pursuant to Section 107 of the JOBS Act, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Portfolio and Investment Activity

During the period ended December 31, 2015, we made approximately $18.9 million of investments in portfolio companies and had approximately $0.1 million of exits and repayments, resulting in net investments at amortized cost of approximately $18.8 million for the period with a fair value of approximately $18.2 million. See Note 3, Investments, to the financial statements.
Our portfolio composition, based on fair value at December 31, 2015, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$6,833,521	37.6%	7.5%
Senior Secured Loans - Second Lien	5,506,393	30.3	10.0
Senior Secured Bonds	2,138,916	11.8	8.4
Senior Unsecured Debt	3,685,509	20.3	9.9
Equity/Other	8,497	NM (2)	N/A
Total	$18,172,836	100.0%	8.8%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.
(2) Not meaningful

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

Results of Operations

Operating results for the period ended December 31, 2015 were as follows:

For the Period from May 1, 2015 (Commencement of Operations) through December 31,
2015
Total investment income	$398,072
Total expenses, net of reimbursement	677,611
Net investment loss	$(279,539)

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

For the period ended December 31, 2015, total investment income was $0.4 million and was attributable to interest income from investments in portfolio companies. During the period ended December 31, 2015, the average portfolio fair value was approximately $9.4 million, with a 8.4% weighted average current yield. The average portfolio fair value is calculated based on average investments at fair value using current and prior two quarters investments at fair value.

Operating Expenses

The composition of our operating expenses for the period ended December 31, 2015 were as follows:

For the Period from May 1, 2015 (Commencement of Operations) through December 31,
2015
Base management fees	$94,324
Organizational costs	444,106
General & administrative	237,978
Amortization of offering costs	1,113,250
Professional fees	384,470
Insurance expense	171,390
Directors fees	151,155
Total expenses before reimbursement	2,596,673
Expense reimbursement	(1,919,062)
Total expenses, net of reimbursement	$677,611

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments, see Note 5, Related Party Transactions. GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the Investment Sub-Advisory Agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

For the period ended December 31, 2015, we incurred organization costs of approximately $0.4 million and amortization of offering costs of approximately $1.1 million. We became liable, subject to the expense support and conditional reimbursement agreement (as amended, the "ESA"), to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement, on May 1, 2015, as a result of raising the minimum offering requirement. These organization and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. As a result of the suspension of the Offering, we wrote off to expense the unamortized deferred offering costs of approximately $0.7 million. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Net Realized Gain from Investments

For the period ended December 31, 2015, we had $0.1 million of principal repayments, resulting in nominal realized gains for the period ended December 31, 2015.

Net Change in Unrealized Depreciation on Investments

For the period ended December 31, 2015, our investments had $0.6 million of unrealized depreciation as a result of changes in market conditions.

Changes in Net Assets from Operations

For the period ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $0.9 million. Based on the weighted average shares of common stock outstanding for the period ended December 31, 2015, our per share net decrease in net assets resulting from operations was $1.19.

Cash Flows for the Period Ended December 31, 2015

For the period ended December 31, 2015, net cash used in operating activities was approximately $15.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the period ended December 31, 2015 were primarily purchases of investments totaling approximately $18.9 million, offset mostly by unsettled trades of approximately $0.9 million. Additionally, the use of cash is offset by approximately $1.1 million in offering cost amortization and $0.6 million in unrealized losses with the balance of the offset due to changes in other assets and liabilities, net.

Net cash provided by financing activities of approximately $24.5 million during the period ended December 31, 2015 primarily related to net proceeds from the issuance of common stock of approximately $24.5 million.

Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, we and GBA entered in to the ESA. Pursuant to the ESA, GBA has agreed to reimburse us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to the our investment income. Pursuant to the ESA, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organization and offering costs that have been included in operating expenses, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current “operating expense ratio” is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organization and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organization and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organization and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. We will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.

We or GBA may terminate the ESA at any time. If we terminate the Investment Advisory Agreement with GBA, we will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination, subject to the limitation that organization and offering costs will only be repaid up to 1.5% of gross proceeds. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. The following table provides information regarding liabilities incurred by the Adviser pursuant to the expense support and conditional reimbursement agreement as well as other information relating to our ability to reimburse the Adviser for such payments:

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018

(1)
"Operating Expense Ratio” is as of the date the expense support payment obligation was incurred by GBA and includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, as a percentage of net assets.

(2)
"Annualized Distribution Rate" equals the annualized rate of distributions paid to our stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by GBA. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders.

(3)
If an expense support payment has not been reimbursed to the Adviser within three years of the end of the calendar quarter following the date such expense support payment was incurred, our obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

There can be no assurance that the ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. As of December 31, 2015, GBA has supported approximately $2.2 million of our operating expenses, including organization and offering expenses, and distributions pursuant to the ESA, as well as other additional support. Of the total support, $1.9 million of this amount is included on the statement of operations as an expense reimbursement, approximately $0.2 million reflected as a capital contribution on the statement of changes in net assets as distribution support and approximately $0.1 million is reflected as a deemed capital contribution on the statement of changes in net assets as additional support. GBA will not seek reimbursement for the $0.1 million in additional support. The total support amount, excluding the $0.1 million in additional support that has been waived, was partially offset against certain amounts due to GBA, and approximately $0.5 million of support settled in cash, which was funded by GBA as of the date of this report. As of December 31, 2015, we do not believe it probable that we will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the ESA. See Note 13, Subsequent Events - Status of Offering, for an update regarding the Amendment to the Expense Support Agreement.

Administrative Services

Griffin Capital BDC Administrator, LLC (our "Administrator") will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which our Administrator will also furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with a third-party service providers. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services. As of December 31, 2015, our Administrator waived reimbursement for the cost of any administrative services provided.
As of December 31, 2015, GBA and Benefit Street had incurred certain expenses related to us, including directors fees, insurance expenses, professional fees and other general and administrative expenses, of approximately $0.8 million. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
Hedging
To the extent that any of our senior loans and other investments are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in connection with settling them will be borne by us. Our ability to engage in hedging transactions may be adversely affected by recent rules adopted by the Commodity Futures Trading Commission ("CFTC").

Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of December 31, 2015, we have raised total gross proceeds of approximately $30.0 million pursuant to the Offering plus the proceeds from the private placement.
On March 15, 2016, our board of directors determined that it is in our and our stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that we elect an alternative fund structure that is expected to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which we may be allowed to consummate investments generally not otherwise available to BDCs.
The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter our structure would be subject to approval by both the board of directors and our stockholders. We will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

Our transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. We also will send written notification to our stockholders that we are suspending our distribution reinvestment plan, effective March 15, 2016. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.

Prior to investing in debt securities, we will invest the net proceeds we already have received from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intended election to be taxed as a RIC beginning with our tax year ended December 31, 2015.

We may borrow funds to make investments, including before we have fully invested the proceeds of our Offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders, though we have not decided whether, and to what extent, we will finance portfolio investments using debt. We have suspended the Offering and do not currently anticipate issuing any preferred stock. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.
The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsor has an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in our Offering and the gross amount of any originally issued direct participation program securities sold by our sponsor within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsor has an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of December 31, 2015.
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

Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly basis and pay distributions on a monthly basis. Net capital gains, if any, will be distributed or deemed distributed at least annually. We will then calculate each stockholder's specific distribution amount for the period using record and declaration dates and a stockholder's distributions will begin to accrue on the date we accept their subscription for our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors. Each distribution will be accompanied by an estimate of the tax attributes of the distribution.
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
Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, the estimates that accompany our monthly distributions may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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
Valuation of Portfolio Investments
Portfolio investments are reported on the statements of assets and liabilities at fair value. We perform an analysis of each investment to determine fair value in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures ("ASC Topic 820").

ASC Topic 820 clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include in summarized form:

•	Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

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

In making fair value determinations, the following guidelines are used:

Valuation Methods
We have established a valuation and pricing committee (the "Valuation and Pricing Committee"), which is responsible for determining the value of the assets on a quarterly basis, based upon inputs established by the Adviser. The Valuation and Pricing Committee is also responsible for engaging a third-party valuation specialist to provide value determinations for Level 3 assets. Values determined by a third-party valuation specialist must be reviewed and approved by the Valuation and Pricing Committee. The Valuation and Pricing Committee has delegated the intra-quarter valuation process to a valuation sub-committee which consists of one representative from each of the Adviser and the Sub-Adviser (the "Sub-Committee"). The Sub-Committee analyzes and reviews the net asset value on a weekly basis. In addition, the Sub-Committee reviews the value of our assets on a monthly basis and determines which assets, if any, require further monitoring during the weekly process. If any of our Level 3 designated assets are deemed to require additional monitoring, the independent third-party valuation specialist will assist in reviewing these assets.
We value all Level 2 assets by using inputs from an independent third-party pricing service that provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that we hold investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no bid and ask prices can be readily obtained, an independent third-party valuation service will be utilized to value such investments. We periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which we purchase and sell investments. We believe that these prices are reliable indicators of fair value.
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
Notwithstanding the foregoing, if in the reasonable judgment of the Adviser and Sub-Adviser, the price for any securities held by us and determined in the manner described above does not accurately reflect the fair value of such security, the Adviser and Sub-Adviser will value such security at the applicable bid or ask quotes obtained by broker dealers that make a market in the security, and report such change in the valuation to the board of directors or its designee as soon as practicable.
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
Below is a description of factors that the Valuation and Pricing Committee and delegated Sub-Committee, with the assistance of an independent third-party valuation specialist in certain circumstances, may consider when valuing our equity and debt investments where a market price is not readily available:

•	the size and scope of a portfolio company and its specific strengths and weaknesses;

•	prevailing interest rates for like securities;

•	expected volatility in future interest rates;

•	leverage;

•	call features, put features and other relevant terms of the debt;

•	the borrower's ability to adequately service its debt;

•	the fair market value of the portfolio company in relation to the face amount of its outstanding debt;

•	the quality of collateral securing our debt investments;

•	multiples of earnings before interest, tax, depreciation and amortization ("EBITDA"), cash flows, net income, revenues or, in some cases, book value or liquidation value;

•	the liquidity of the investment as determined by a pricing service; and

•	other factors deemed applicable.
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
Valuation Process
With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

•
the quarterly valuation process will begin with each portfolio company or investment being identified by the investment professionals of the Adviser and Sub-Adviser and members of our senior management team as investments that require the assistance of the independent third-party valuation specialist;

•
preliminary valuation calculations and conclusions will then be documented by the independent third-party valuation specialist and discussed with the investment professionals of the Adviser and Sub-Adviser and the relevant investment professionals of GBA, Benefit Street and our senior management team;

•
designated members of the Valuation and Pricing Committee, or as delegated to members of the Sub-Committee, will review and comment on the preliminary valuation provided by the independent third-party valuation firm;

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

The board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to consistently applied valuation procedures and valuation process.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest that represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue a receivable for interest on loans and debt investments if it is determined that interest for such loans and debt investments is not collectible. Loans will be placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and amortized as interest income using the effective yield method. Prepayment premiums on loans and debt investments are recorded as interest income.

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

Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization. Until we achieved the minimum offering requirement in the Offering, all organization costs were funded by Griffin Capital and its affiliates. On May 1, 2015, we raised the minimum offering requirement and became liable for the advanced organization costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Organization costs were expensed when we became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. As of December 31, 2015 and 2014, Griffin Capital and its affiliates incurred approximately $0.4 million and $0.3 million, respectively, of organization costs.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Until we achieved the minimum offering requirement, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, we raised the minimum offering requirement and became liable for the advanced offering costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Offering costs were capitalized and amortized over a twelve month period as an expense. The unamortized balance of these costs are reflected in the statements of assets and liabilities as deferred offering costs, net. The offering costs are subject to reimbursement by us and are included within due to affiliates on the statements of assets and liabilities. As of December 31, 2015 and 2014, Griffin Capital and its affiliates incurred approximately $2.1 million and $0.8 million, respectively, of offering costs. Approximately $1.1 million has been amortized to expense, at which point the costs became subject to the terms of the expense support and conditional reimbursement agreement.
Income Taxes
We intend to qualify as a RIC, which requires it in each fiscal year to distribute at least 90% of the sum of (i) investment company taxable income, which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of our gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). If we qualify as a RIC and meets the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to our stockholders. To the extent that we retain net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. After meeting the Annual Distribution Requirement, we may choose to retain net capital gains or investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4.0% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of: (1) at least 98.0% of our ordinary income (not taking into account any capital gains or losses) for the calendar year; (2) at least 98.2% of the amount by which our capital gains exceed capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made to use our taxable year); and (3) income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement").
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4.0% federal excise tax, sufficient amounts of taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we did not meet the foregoing distribution requirement.
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
We intend to elect to be taxed as a RIC for the tax year ended December 31, 2015. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax year.

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the financial statements.
Distributions
The table below shows our distribution declarations since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
__________________
(1) Effective December 23, 2015, our board of directors determined to decrease our public offering price from $10.00 per share to $9.80 per share. For the remainder of the month of December, the board of directors determined to maintain the amount of daily cash distributions payable to stockholders of $0.002055 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

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
The incentive fee consists of two parts. The first part, which we refer to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our "pre-incentive fee net investment income" for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our Investment Advisory Agreement, equal to 1.75% per quarter, or an annualized rate of 7.0%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee will equal 20.0% of our realized capital gains on a cumulative basis from inception, calculated as of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.
We and GBA have engaged Benefit Street to act as our investment sub-adviser, as Benefit Street possesses skills that we believe will aid us in achieving our investment objective. Benefit Street will assist GBA with the management of our activities and operations.
Our Administrator provides us with general ledger accounting, fund accounting and investor relations and other administrative services. We entered into an administration agreement with our Administrator pursuant to which our Administrator, furnishes us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We have not reimbursed our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator.
If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services that we expect to receive pursuant to our Investment Advisory Agreement and Administration Agreement. Any new Investment Advisory Agreement would also be subject to approval by our stockholders.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Related Party Transactions
We have entered into an Investment Advisory Agreement with GBA. Pursuant to the Investment Advisory Agreement, GBA is paid a base management fee and certain incentive fees, if applicable. We have also entered into an Administration Agreement with our Administrator, pursuant to which we reimburse our Administrator for expenses necessary for the performance of services related to our administration and operation, provided that such reimbursement will be the lower of our Administrator's actual costs or the amount that we would be required to pay third-party service providers for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with a third-party service provider to provide certain of our accounting and administrative services. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party providers for similar services.
The Dealer Manager is an indirect subsidiary of Griffin Capital. Under the Dealer Manager Agreement, the Dealer Manager is entitled to receive sales commissions and dealer manager fees in connection with the shares sold in the Offering, all or a portion of which may be re-allowed to participating broker-dealers.

Because GBA's senior management team includes members of the senior management team of Griffin Capital, which is the sponsor of the Griffin REITs, such members provide management services to both us and the Griffin REITs. In the event that GBA undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we will not be disadvantaged in relation to any other client of our investment adviser or its senior management team. In addition, as noted above, GBA's senior management team consists of substantially the same management team that operates Griffin Capital.

See Note 5, Related Party Transactions, to our financial statements contained in this Annual Report on Form 10-K for additional information regarding our related party transactions and relationships.

Staffing
We do not currently have any employees and we do not currently intend to hire any in the future. The compensation of our chief financial officer and our chief compliance officer will be paid by GBA. We will reimburse GBA for the compensation paid to our chief financial officer and his staff and our chief compliance officer and his staff. Each of our executive officers is a principal or officer of GBA, which manages and oversees our investment operations. In the future, GBA may retain additional investment personnel based upon its needs. See Item 1. Business - Investment Advisory Agreement; Note 13, Subsequent Events - Resignation of John J. Canning as Chief Compliance Officer, of the notes to the financial statements.
Recent Developments
See Note 13, Subsequent Events, to the financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the period ended December 31, 2015, we did not engage in hedging activities.
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
Assuming that the statements of assets and liabilities as of December 31, 2015 remains constant and that we take no actions to alter our existing interest rate sensitivity, the following table shows the impact to interest income and net investment income as the result of changes in variable interest rates:

Basis point increase:	Interest Income	Interest Expense	Net Increase (Decrease)
100	$70,048	$—	$70,048
200	202,619	—	202,619
300	335,230	—	335,230
400	467,842	—	467,842
500	600,454	—	600,454

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

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
Directors
The following table sets forth the names, ages and positions held by each of our directors, followed by a brief biography of each individual, a discussion of such director's particular experience, qualifications, attributes or skills that lead us to conclude, as of the date of this Annual Report, that such individual should serve as a director, in light of our business and structure. The address for each director is c/o Griffin-Benefit Street Partners BDC Corp., Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
Kevin A. Shields	57	Director and President	2014	2017
Richard J. Byrne	54	Director	2014	2016
Independent Directors
M. Brent Stevens	55	Director	2014	2016
Buford Ortale	54	Director	2014	2017
Dennis Schaney	59	Director	2014	2018
Interested Directors
Mr. Shields is an interested person, as defined in the 1940 Act, due to his positions as our President, chief executive officer of GBA and chairman and chief executive officer of Griffin Capital. Mr. Byrne is an interested person, as defined in the 1940 Act, due to his position as president of Benefit Street.
Kevin A. Shields, Director and President. Mr. Shields founded Griffin Capital in 1995, serves as Griffin Capital's Chairman and Chief Executive Officer, and is based in the firm's headquarters in El Segundo, CA. Griffin Capital is the sponsor or co-sponsor of several public, non-listed real estate investment trusts and a 1940 Act interval fund, including: GCEAR and GCEAR II, of which Mr. Shields is the Chairman and Chief Executive Officer, and GAHR III and GAHR IV for which Mr. Shields serves as a Board of Directors observer, and GIREX, of which Mr. Shields is the president and trustee. Mr. Shields is the Chairman and Chief Executive Officer of Griffin Capital Securities, LLC, a FINRA-registered broker-dealer and the dealer-manager for the REITs and for us, and Chief Executive Officer of Griffin Capital Advisor, LLC, an SEC-registered investment adviser and adviser to GIREX. Mr. Shields also serves as the Chief Executive Officer of GBA.
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
Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is a licensed securities professional holding Series 7, 63, 24 and 27 licenses, and an inactive member of the California Bar. Mr. Shields is a full member of the Urban Land Institute and frequent guest lecturer at the Fisher Center for Real Estate at the Haas Graduate School of Business. Mr. Shields is also a member of the Policy Advisory Board for the Fisher Center for Real Estate, Chairman Emeritus of the Board of Directors for the Investment Program Association and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.

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
M. Brent Stevens, Director. Mr. Stevens is the Chief Executive Officer of Peninsula Pacific Strategic Partners LLC, an investment management firm, which through its affiliates oversees and manages investments in gaming and middle market manufacturing, distribution and services companies. Until November 2012, Mr. Stevens was the Chairman and Chief Executive Officer of Peninsula Gaming Corporation, a company which he founded in 1997 and sold to Boyd Gaming Corporation in 2012. From 1990 through 2010 Mr. Stevens was a founding member of the Investment Banking Department at Jefferies & Company, holding various positions, most recently as an Executive Vice President and Head of Capital Markets. He was also a member of the firm's Executive Committee. Mr. Stevens is also a director of SCE, LLC, Brundage-Bone Concrete Pumping and the other portfolio entities owned by Peninsula Pacific and its affiliates. He previously worked in the Investment Banking Department of Drexel Burnham Lambert after beginning his career at KPMG. Mr. Stevens received an M.B.A. from the Wharton School at the University of Pennsylvania and a B.S. in accounting from the University of Southern California.
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
Dennis Schaney, Director. Mr. Schaney served as Managing Director and Head of High Yield and Leveraged Loans at Morgan Stanley Investment Management. Mr. Schaney also served as Co-Head of Morgan Stanley Credit Partners. During this time, he was responsible for leveraged loan, high yield bonds and mezzanine investment across a variety of funds including closed-end, open-end and institutional separate accounts. Mr. Schaney retired from Morgan Stanley Investment Management in 2010. From 2003 to 2007, he served as Managing Director and the Global Head of Fixed Income for Credit Suisse Asset Management. He oversaw global teams responsible for all fixed income investments and served on the asset management's Executive Committee and the Management Committee for Credit Suisse. Prior to Credit Suisse, Mr. Schaney founded BlackRock Financial Management's Leveraged Finance Group which was responsible for High Yield, Leveraged Loan and Mezzanine Investments. He was also responsible for the Alternative Investment effort for Leveraged assets including the Magnetite CLO/CBO products. In addition to those responsibilities, he co-headed the firm's credit research effort. Mr. Schaney worked at Merrill Lynch from 1988 through 1997 where he was Global Head of Corporate and Municipal Bond Research and an analyst covering the Media, Entertainment and cable sectors. Prior to Merrill Lynch, Mr. Schaney was a VP at First Boston Corporation focusing on Corporate Restructurings and Credit Advisory Services. He was also a Rating Officer for Standard & Poor's Rating Services. Mr. Schaney holds a B.S. in Psychology from the University of Bridgeport and an M.S. in Finance from Fairfield University.
We believe that Mr. Schaney's broad experience in asset and credit management and industry knowledge, including his leadership positions, support his appointment to our board of directors.

Executive Officers Who Are Not Directors
The following sets forth certain information regarding our executive officers who are not members of our board of directors. The address for each executive officer is c/o Griffin-Benefit Street Partners BDC Corp., Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.

Name	Age	Position
Executive Officers
David C. Rupert	59	Chief Executive Officer
Joseph E. Miller	52	Chief Financial Officer and Treasurer
John J. Canning (1)	45	Chief Compliance Officer
Randy I. Anderson	47	Executive Vice President
Howard S. Hirsch	50	Vice President and Secretary
__________________
(1) See Note 13, Subsequent Events - Resignation of John J. Canning as Chief Compliance Officer, of the notes to the financial statements.
David C. Rupert, Chief Executive Officer. Mr. Rupert has been our Chief Executive Officer since our initial formation. Mr. Rupert has also been the President of GBA since May 2014. Mr. Rupert serves as the Executive Vice President of GCEAR II, a position he has held since February 2014, and the Executive Vice President of GCEAR, a position he has held since June 2015, and as President of our sponsor, having re-joined our sponsor in September 2010. Mr. Rupert previously served as President of GCEAR from July 2012 through June 2015. Mr. Rupert’s more than 30 years of commercial real estate and finance experience includes over $9 billion of transactions executed on four continents: North America, Europe, Asia and Australia. From July 2009 to August 2010, Mr. Rupert co-headed an opportunistic hotel fund in partnership with The Olympia Companies, a hotel owner-operator with more than 800 employees, headquartered in Portland, Maine. From March 2008 through June 2009 Mr. Rupert was a partner in a private equity firm focused in Eastern Europe, in particular extended stay hotel and multifamily residential development, and large scale agribusiness in Ukraine. Mr. Rupert previously served as Chief Operating Officer of our sponsor from August 1999 through February 2008. From 1999 through 2000, Mr. Rupert served as President of CB5, a real estate and restaurant development company that worked closely with the W Hotel division of Starwood Hotels. From 1997 through 1998 Mr. Rupert provided consulting services in the U.S. and UK to Lowe Enterprises, a Los Angeles-headquartered institutional real estate management firm. From 1986 through 1996, Mr. Rupert was employed at Salomon Brothers in New York, where he served in various capacities, including the head of REIT underwriting, and provided advice, raised debt and equity capital and provided brokerage and other services for leading public and private real estate institutions and entrepreneurs. Since 1984, Mr. Rupert has served on the Advisory Board to Cornell University’s Endowment for Real Estate Investments, and in August 2010 Mr. Rupert was appointed Co-Chairman of this Board. For more than 15 years, Mr. Rupert has lectured in graduate-level real estate and real estate finance courses in Cornell’s masters-level Program in Real Estate, where he is a founding Board Member. Mr. Rupert received his B.A. from Cornell in 1979 and his M.B.A. from Harvard in 1986.

Joseph E. Miller, Chief Financial Officer and Treasurer. Mr. Miller has been our Chief Financial Officer since our initial formation. Mr. Miller has also been the Chief Financial Officer of GBA since May 2014. Mr. Miller is the Treasurer of GIREX, and the Chief Financial Officer of GIREX’s adviser, Griffin Capital Advisor, LLC, and has held these positions since June 2014. In addition, Mr. Miller is the Chief Financial Officer and Treasurer of GCEAR II, and has held these positions since February 2014. In addition, Mr. Miller is the Chief Financial Officer of Griffin Capital Essential Asset Advisor II, LLC and has served as Griffin Capital’s Chief Financial Officer since February 2007, where he is responsible for all of Griffin Capital’s and Griffin Capital Essential Asset Advisor II, LLC’s accounting, finance, information technology systems and human resources functions. Mr. Miller also currently serves as Chief Financial Officer and Treasurer of GCEAR, and has held these positions since August 2008. Mr. Miller has 25 years of real estate experience in public accounting and real estate investment firms. Prior to joining our sponsor, from 2001 to January 2007, Mr. Miller served as the Vice President and Corporate Controller, and later the Senior Vice President of Business Operations, for PS Business Parks, a publicly-traded REIT. At PS Business Parks, Mr. Miller was initially responsible for SEC filings, property-level accounting, and all financial reporting. Upon assuming the role of Senior Vice President of Business Operations, Mr. Miller was responsible for the financial operations of the real estate portfolio, policies and procedures of the organization, and information technology systems. From 1997 through 2001, Mr. Miller was the Corporate Controller for Maguire Properties, formerly Maguire Partners, where he was responsible for the accounting operations, treasury functions, and information technology systems. Before joining Maguire, from 1994 through 1997, Mr. Miller was an audit manager with Ernst & Young LLP where he was responsible for attestation engagements for financial services and real estate companies, and he also worked on initial public offering teams for real estate investment companies going public. Mr. Miller also worked with KPMG, where he became a certified public accountant. Mr. Miller received a B.S. in Business Administration, Accounting from California State University, Northridge, and an M.B.A. from the University of Southern California.
John Canning, Chief Compliance Officer. Mr. Canning has been our Chief Compliance Officer since November 2015. Mr. Canning also serves as CCO of GIREX, a position he has held since September 2015. In addition, Mr. Canning serves as the senior managing director of Cipperman Compliance Services, LLC (“CCS”), a position he has held since April 2011, where he is responsible for overseeing registered advisers and fund compliance programs. Mr. Canning has more than 15 years of compliance, audit, administration, and management experience, with an emphasis on investment companies and investment advisers registered under the 1940 Investment Company Act and the 1940 Investment Advisers Act, respectively. Prior to joining CCS, from 2008 to 2011, Mr. Canning worked at Nationwide Funds Group, a mutual fund business of Nationwide Financial Services Inc., where he was responsible for managing fund operations and administration. In addition, Mr. Canning served in various other positions, including: principal director of fund administration for BHR Fund Advisors, LP from 2006 to 2008; principal, vice president, and managing director of fund administration for Constellation Investment Management Company, L.P. from 2004 to 2006; CCO for Constellation Funds Group from 2004 to 2005; principal and assistant director of fund administration for Turner Investment Partners, Inc. from 2000 to 2004; and account and portfolio operations and management positions for SEI Investments Company from 1993 to 2000. See Note 13, Subsequent Events - Resignation of John J. Canning as Chief Compliance Officer, of the notes to the financial statements.
Randy I. Anderson, Ph.D CRE, Executive Vice President. Dr. Anderson has been an Executive Vice President since our initial formation. Dr. Anderson has also been an Executive Vice President of GBA since May 2014. Dr. Anderson joined Griffin Capital Corporation in February 2014 as Chief Economist, and serves as Portfolio Manager/Co-Founder of Griffin Institutional Access Real Estate Fund, where he is also Chairman of the Board. From 2012 through 2013, Dr. Anderson held several senior executive positions at Bluerock Real Estate LLC, including founding partner of the Bluerock Total Income+ Real Estate Fund, where he was the Portfolio Manager.   Dr. Anderson served as the Howard Phillips Eminent Scholar Chair and Professor of Real Estate at the University of Central Florida from 2008 through 2013, where he was responsible for growing the real estate program, including the establishment of the Professional MS in Real Estate. While at the University of Central Florida, Dr. Anderson was a member of the University Foundation Investment Sub-Committee which provides investment advice for the endowment, was the academic member of the Florida Association of Realtors Education Foundation Advisory Board, and was an ex-officio board member of the Central Florida Commercial Association of Realtors.  In 2007, Dr. Anderson was President, Chief Executive Officer, and founding partner of Franklin Square Capital Partners, where he helped establish, strategically organize, and capitalize the firm. From 2005 through 2007, Dr. Anderson also served as Chief Economist for CNL Financial Group as well as Divisional President for CNL Real Estate Advisors. Prior to CNL, Dr. Anderson was the Chief Economist and Director of Research for the Marcus and Millichap Company from 2002 through 2005 and Vice President of Research at Prudential Real Estate Advisors from 2001 through 2002.

Dr. Anderson is a former co-editor of the Journal of Real Estate Portfolio Management and the Journal of Real Estate Literature.  Dr. Anderson received the Kinnard Young Scholar Award from the American Real Estate Society, an award which recognizes outstanding real estate scholarship for young academics, served as the Executive Director for the American Real Estate Society, was named a Homer Hoyt Fellow and a NAIOP Distinguished Fellow, and has been invited to guest lecture at leading global universities.  Dr. Anderson received his B.A. in Finance from North Central College in 1991 as a Presidential Scholar and holds a Ph.D. in Finance as a Presidential Fellow from the University of Alabama, where he graduated with highest distinction in 1996.

Howard S. Hirsch, Vice President and Secretary. Mr. Hirsch has been our Vice President and Secretary since November 2014. Mr. Hirsch has also been the Vice President of GBA since June 2014. Mr. Hirsch is Vice President and Secretary of GCEAR II, and has held these positions since June 2014 and is Vice President and Assistant Secretary of GCEAR, and has held these positions since January 2015. Mr. Hirsch also serves as Vice President and General Counsel - Securities of Griffin Capital, positions he has held since June 2014. Prior to joining Griffin Capital in June 2014, Mr. Hirsch was an equity shareholder at the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC in Atlanta, Georgia. From July 2007 through the time he joined Baker Donelson in April 2009, Mr. Hirsch was counsel at the law firm of Bryan Cave LLP in Atlanta, Georgia. Prior to joining Bryan Cave LLP, from July 1999 through July 2007, Mr. Hirsch worked at the law firm of Holland and Knight LLP in Atlanta, Georgia, where he was an associate and then a partner. Mr. Hirsch has over 15 years of experience in public securities offerings, SEC reporting, corporate and securities compliance matters, and private placements. He previously handled securities, transactional and general corporate matters for various publicly-traded and non-traded REITs. Mr. Hirsch’s experience also includes registrations under the Securities Act of 1933, reporting under the Exchange Act of 1934, and advising boards of directors and the various committees of public companies. He has counseled public companies on corporate governance best practices and compliance matters, and has represented issuers on SEC, FINRA, and “Blue Sky” regulatory matters in connection with registrations of public offerings of non-traded REITs and real estate partnerships. He also has experience representing broker dealers on various FINRA compliance matters. Mr. Hirsch earned his B.S. from Indiana University and his J.D. from The John Marshall Law School in Chicago, Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended December 31, 2015.
Code of Ethics
We have adopted a code of business conduct and ethics which applies to our officers and directors. We intend to disclose any amendments to or waivers of required provisions of the code of business conduct and ethics on Form 8-K. Any person may obtain a copy of our code of business conduct and ethics free of charge by submitting a written request to us at: Griffin-Benefit Street Partners BDC Corp., Attention: Chief Compliance Officer, Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.
We and GBA each have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics (the "Code of Ethics") generally does not permit investments by our employees in securities that may be purchased or held by us. We have attached our Code of Ethics as an exhibit to our registration statement on Form N-2, as amended, filed with the SEC on December 23, 2014. Stockholders may also read and copy the Code of Ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our Code of Ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. Stockholders may also obtain a copy of our Code of Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our Code of Ethics on Form 8-K.

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
The following table provides a summary of the compensation earned by our directors for the period ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Kevin A. Shields	$—	—	—	—	—	—	$—
Richard J. Byrne	—	—	—	—	—	—	—
M. Brent Stevens	43,315	—	—	—	—	—	43,315
Buford Ortale	43,315	—	—	—	—	—	43,315
Dennis Schaney	45,815	—	—	—	—	—	45,815
Total	$132,445	—	—	—	—	—	$132,445

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
March 23, 2016
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
Compensation Committee Interlocks and Insider Participation
For the period ended December 31, 2015, decisions regarding officer and director compensation were made by our board of directors. None of our executive officers or directors had relationships in the period ended December 31, 2015 that would require disclosure as a "compensation committee interlock" or "insider participation." Kevin A. Shields, our President and a Director, serves as an officer, director, and manager of numerous entities affiliated with our Sponsor and GBA.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 30, 2016. Percentage of beneficial ownership is based on 4,563,196 shares of common stock outstanding as of March 30, 2016.

Name	Number of Shares	Percentage of Outstanding Shares

Beneficial Owners of More Than 5%:(1)
GBA(2)	159,518	3.50%
Benefit Street (2)	159,518	3.50%
Directors and Executive Officers:(1)
Interested Directors
Kevin A. Shields	—	—
Richard J. Byrne	—	—
Independent Directors
M. Brent Stevens	—	—
Buford Ortale	—	—
Dennis Schaney	—	—
Executive Officers
David C. Rupert	—	—
Joseph Miller	—	—
Randy Anderson	—	—
John J. Canning	—	—
Howard S. Hirsch	—	—
All directors and officers as a group (12 persons)(3)	319,036	7.00%

*    Less than 1%.

(1)	The address of each beneficial owner is c/o Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.

(2)
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, purchased an aggregate of 11,111 shares of our common stock at a purchase price per share of $9.00. On May 1, 2015, the Company raised the minimum offering requirement as a result of separate investments of $1.25 million, or 138,889 shares, from GBA and Benefit Street. In addition, GBA and Benefit Street each purchased 9,518 shares pursuant to the DRP with respect to shares purchased in the Offering. Mr. Anderson owns 5% of GBA.

(3)	None of our directors or executive officers is a direct beneficial owner of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The Audit Committee of the Board of Directors is required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K). Any transaction with an affiliate must be on terms no less favorable than could be obtained from an unaffiliated third party.

Certain Relationships and Related Transactions
Policy with Respect to Approval of Related Party Transactions
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. For example, our code of ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual's personal interest and the interests of us. Waivers to the code of ethics for any executive officer or member of our board of directors must be approved by our board of directors and are publicly disclosed as required by applicable law and regulations. In addition, the Nominating and Corporate Governance Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event, all future transactions with our affiliates will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of our board, including a majority of the independent directors.
Compensation and Reimbursement of Investment Adviser and its Affiliates
We have entered into an Investment Advisory Agreement with Griffin Capital BDC Advisor, LLC. We have also entered into an administration agreement with our Administrator, pursuant to which our Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Our Administrator will also oversee our financial records and prepare our reports to stockholders and reports filed with the SEC. In addition, our Administrator will perform the calculation and publication of our net asset value, and oversee the preparation and filing of our tax returns, the payment of our expenses and the performance oversight of various third-party service providers. Our Administrator has contracted with an independent third party to provide certain of our accounting and administrative services.
Griffin Capital Securities, LLC, our dealer manager, is an affiliate of GBA. This relationship may create conflicts in connection with the dealer manager's due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in our prospectus for accuracy and completeness, due to its affiliation with GBA, no independent review of us will be made in connection with the distribution of our shares in our Offering.
Our payment of organization and offering costs (including reimbursement of costs incurred by GBA and its affiliates) is approximately 1.5% of the gross proceeds from this offering. As of December 31, 2015, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $0.4 million and $2.1 million respectively. As of December 31, 2014, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $0.3 million and $0.8 million, respectively. GBA and certain of its affiliates, which includes Griffin Capital, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering costs and organization costs have been reimbursed. Except for this provision in the Investment Advisory Agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund our organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, we may or may not be requested to reimburse any costs funded by Griffin Capital.
Capital Contributions
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of December 31, 2015, we have raised total gross proceeds of approximately $30.0 million pursuant to the Offering plus the proceeds from the private placement. On March 15, 2016, our board of directors determined that it is in our and our stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that we elect an alternative fund structure that is expected to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which we may be allowed to consummate investments generally not otherwise available to BDCs.
The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter our structure would be subject to approval by both the board of directors and our stockholders. We will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

Our transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. We also will send written notification to our stockholders that we are suspending our distribution reinvestment plan, effective March 15, 2016. See Note 13, Subsequent Events - Status of Offering, of the notes to the financial statements.

Potential Conflicts of Interest
Because GBA's senior management team includes members of the senior management team of Griffin Capital, which is the sponsor of the Griffin REITs, such members provide management services to both us and the Griffin REITs. In the event that GBA undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we will not be disadvantaged in relation to any other client of our investment adviser or its senior management team. In addition, as noted above, GBA's senior management team consists of substantially the same management team that operates Griffin Capital.
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
As of December 31, 2015, the principals of GBA do not manage any other investment vehicles with similar or overlapping investment strategies as ours. We expect that, if such a situation were to arise in the future, GBA will put into place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the fair and equitable allocation of investment opportunities amongst us and any future investment vehicles with similar or overlapping investment strategies as ours.

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

Co-Investment Opportunities

As a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with certain affiliates under the 1940 Act, such as GBA, Benefit Street and their respective affiliates. Together with these affiliates, we have applied for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We further believe this relief may also allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.

License Agreements

We have entered into a license agreement with Griffin Capital under which Griffin Capital has agreed to grant us a non-exclusive, royalty-free license to use the name "Griffin." We have also entered into a license agreement with Benefit Street under which Benefit Street has agreed to grant us a non-exclusive, royalty-free license to use the name "Benefit Street Partners." Under these agreements, we have a right to use the "Griffin" name for so long as GBA or one of its affiliates remains our investment adviser and the "Benefit Street Partners" name for so long as Benefit Street or one of its affiliates remains our investment sub-adviser. Other than with respect to these limited licenses, we have no legal right to the "Griffin" or "Benefit Street Partners" names. These license agreements will remain in effect for so long as the Investment Advisory Agreement and Investment Sub-Advisory Agreement with GBA and Benefit Street, respectively, remain in effect.

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
Our board of directors is currently comprised of 5 directors, 3 of whom are independent directors. Our board of directors has determined that the following Messrs. Ortale, Schaney, and Stevens are independent directors. Based upon information requested from each director concerning his background, employment and affiliations, our board of directors has affirmatively determined that none of the independent directors has, or since our inception has had, a material business or professional relationship with us, other than in his capacity as a member of our board of directors or any committee or as a stockholder.
Our board of directors has three standing committees, each of which consists of independent directors: an Audit Committee, a Nominating and Corporate Governance Committee and a Valuation and Pricing Committee. The current members of our Audit Committee are Messrs. Schaney (Chairman), Ortale and Stevens. The current members of our Valuation and Pricing Committee are Messrs. Stevens (Chairman), Schaney and Ortale. The current members of our Nominating and Corporate Governance Committee are Messrs. Ortale (Chairman), Schaney and Stevens.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the period ended December 31, 2015, Ernst & Young LLP (“Ernst & Young”) served as our independent auditor and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation. The audit committee currently anticipates that it will engage Ernst & Young as our independent auditor to audit our financial statements for the year ending December 31, 2016, subject to agreeing on fee estimates for the audit work. The audit committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the audit committee considers whether the service is permissible under applicable SEC rules. The audit committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full audit committee at its next scheduled meeting. All services rendered by Ernst & Young in the period ended December 31, 2015 were pre-approved in accordance with the policies set forth above.

Fees Paid to Principal Auditor

Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate agreed upon and billed fees for professional accounting services provided by Ernst & Young, including the audit of our annual financial statements for the periods ended December 31, 2015 and December 31, 2014, are set forth in the table below.

	2015	2014
Audit Fees	$248,860	$117,000
Audit-Related Fees	—	—
Tax Fees	$26,975	$4,500
All Other Fees	—	—
Total	$275,835	$121,500

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
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the period ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.2
Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed with the SEC on November 16, 2015, SEC File No. 814-01080.

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

10.9
License Agreement between Benefit Street Partners L.L.C. and Griffin-Benefit Street Partners BDC Corp., incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2015, SEC File No. 814-01080.

10.10
Expense Support and Conditional Reimbursement Agreement between Griffin-Benefit Street Partners BDC Corp. and Griffin Capital BDC Advisor, LLC, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2015, SEC File No. 814-01080.

10.11
Amendment to Expense Support and Conditional Reimbursement Agreement between Griffin-Benefit Street Partners BDC Corp. and Griffin Capital BDC Advisor, LLC incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2016, SEC File No. 814-01080.

21.1
Subsidiaries of Griffin-Benefit Street Partners BDC Corp., incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2015, SEC File No. 814-01080.

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

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2016.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ David C. Rupert
Name:	David C. Rupert
Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin A. Shields	Director and President	March 30, 2016
Kevin A. Shields

/s/ Richard J. Byrne	Director	March 30, 2016
Richard J. Byrne

/s/ Buford Ortale	Director	March 30, 2016
Buford Ortale

/s/ M. Brent Stevens	Director	March 30, 2016
M. Brent Stevens

/s/ Dennis Schaney	Director	March 30, 2016
Dennis Schaney

/s/ David C. Rupert	Chief Executive Officer	March 30, 2016
David C. Rupert	(Principal Executive Officer)

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer	March 30, 2016
Joseph E. Miller	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Griffin-Benefit Street Partners BDC Corp.

We have audited the accompanying statements of assets and liabilities of Griffin-Benefit Street Partners BDC Corp. (the “Company”) as of December 31, 2015 and 2014, including the schedule of investments as of December 31, 2015, and the related statements of operations and cash flows for the period from May 1, 2015 (commencement of operations) through December 31, 2015, and statement of changes in net assets for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 by correspondence with the custodian, directly with counterparties and management of the portfolio companies and debt agents or by other appropriate auditing procedures where replies were not received, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffin-Benefit Street Partners BDC Corp. at December 31, 2015 and 2014, the results of its operations and its cash flows for the period from May 1, 2015 (commencement of operations) through December 31, 2015 and the changes in its net assets for the year ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

 /s/ Ernst & Young LLP
Los Angeles, California
March 30, 2016

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014 (a)
ASSETS
Investments, at fair value (cost of: $18,785,422 and $0, respectively)	$18,172,836	$—
Cash and cash equivalents	9,577,910	200,000
Deferred offering costs (net of accumulated amortization of $1,113,250 and $0, respectively)	1,212,054	—
Interest receivable from investments	199,483	—
Prepaid expenses	185,110	—
Due from affiliates	179,579	—
Contributed cost receivable	9,000	—
Total assets	$29,535,972	$200,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$330,175	$—
Due to affiliates	1,736,433	—
Offering costs payable	209,045	—
Distributions payable	81,991	—
Directors fees payable	33,963	—
Payable for unsettled trades	943,000	—
Total liabilities	3,334,607	—
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 3,043,132 and 22,222 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	3,043	22
Capital in excess of par value	27,641,155	199,978
Distributions	(550,960)	—
Accumulated net investment loss	(279,539)	—
Accumulated net realized gain from investments	252	—
Accumulated net unrealized depreciation on investments	(612,586)	—
Total stockholders' equity	26,201,365	200,000
Total liabilities and stockholders' equity	$29,535,972	$200,000
Net asset value per share	$8.61	$—
_________________________
(a) Activity in 2014 consisted of the initial capitalization of $200,000, as discussed in Note 1. Organization.

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF OPERATIONS

For the Period from May 1, 2015 (Commencement of Operations) through December 31, 2015
Investment income:
Interest from investments	$398,072
Operating expenses:
Base management fees	94,324
Organizational costs	444,106
General & administrative	237,978
Amortization of offering costs	1,113,250
Professional fees	384,470
Insurance expense	171,390
Directors fees	151,155
Total expenses before reimbursement	2,596,673
Expense reimbursement (Note 5)	(1,919,062)
Total expenses, net of reimbursement	677,611
Net investment loss	(279,539)
Realized and unrealized gain (loss) on investments:
Net realized gain from investments	252
Net unrealized depreciation on investments	(612,586)
Net loss on investments	(612,334)
Net decrease in net assets resulting from operations	$(891,873)
Per share information - basic and diluted
Net decrease in net assets per share resulting from operations - basic and diluted	$(1.19)
Weighted average common stock outstanding - basic and diluted	746,866

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CHANGES IN NET ASSETS

For the Year ended December 31, 2015
Operations:
Net investment loss	$(279,539)
Net realized gain from investments	252
Net unrealized depreciation on investments	(612,586)
Net decrease in net assets resulting from operations	(891,873)
Stockholder distributions:
Distributions reinvested	(316,738)
Distributions from investment income and realized gains	(234,222)
Return of capital	—
Net decrease in net assets resulting from stockholder distributions	(550,960)
Capital share transactions:
Issuance of common stock, net of issuance costs	26,844,042
Advisor waived due to affiliates (deemed contribution)	130,781
Distribution support contribution	152,637
Reinvestment of stockholder distributions	316,738
Net increase in net assets from capital share transactions	27,444,198
Total increase in net assets	26,001,365
Net assets at beginning of period	200,000
Net assets at end of period	$26,201,365
Net asset value per common share	$8.61
Common shares outstanding at end of period	3,043,132
Accumulated over distributed net investment income	$(830,499)

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CASH FLOWS

For the Period from May 1, 2015 (Commencement of Operations) through December 31, 2015
Operating Activities:
Net decrease in net assets resulting from operations	$(891,873)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind interest income	(1,541)
Net accretion of discount on investments	(7,222)
Principal repayments of investments	83,793
Purchase of investments	(18,860,200)
Net realized gain from investments	(252)
Net unrealized depreciation on investments	612,586
Amortization of offering costs	1,113,250
Increase in operating assets:
Interest receivable from investments	(199,483)
Prepaid expenses	(185,110)
Due from affiliates	(179,579)
Increase in operating liabilities:
Accounts payable and accrued liabilities	330,175
Due to affiliates	1,867,214
Offering costs payable	209,045
Directors fees payable	33,963
Payable for unsettled trades	943,000
Net cash used in operating activities	(15,132,234)
Financing activities:
Issuance of common stock, net of discounts and offering costs	24,509,738
Distribution support contribution	152,637
Distributions paid to stockholders	(152,231)
Net cash provided by financing activities	24,510,144
Net increase in cash and cash equivalents	9,377,910
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$9,577,910
Supplemental disclosure of non-cash financing transactions:
Paid-in-kind interest income	$1,541
Distributions declared and payable	$81,991
Distribution paid through DRP share issuances	$316,738
Advisor waived due to affiliates (deemed contribution)	$130,781

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of December 31, 2015

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value

Senior Secured Loans - First Lien 26.1%	(e)
AccentCare, Inc.		Healthcare	L+575	3 Month LIBOR	1.00%	9/9/2021	$200,000	$196,178	$194,126
Alvogen Pharma US, Inc.		Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	388,007	386,597	377,821
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	249,375	246,943	246,881
Bahakel Communications, Ltd.	(d)	Media - Broadcast	L+750	Various	1.00%	7/29/2020	299,380	263,589	263,556
Bahakel Communications, Ltd. - Revolver	(d)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—
Cengage		Directories & Publishing	L+600	1 Month LIBOR	1.00%	3/31/2020	850,000	846,610	826,625
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	Various	1.50%	9/30/2018	100,000	98,342	91,918
Inventure Foods, Inc.	(d)	Food - Wholesale	L+700	3 Month LIBOR	1.00%	11/17/2020	1,000,000	980,317	980,000
Lightsquared	(d)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	100,000	97,033	92,225
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	199,500	193,797	194,736
MyEyeDr - Delayed Draw	(d)	Health Facilities	L+625	1 Month LIBOR	1.00%	8/14/2021	56,973	56,973	56,973
MyEyeDr - Revolver	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	43,000	—	—
Natel Engineering Company, Inc.		Electronics	L+575	1 Month LIBOR	1.00%	4/10/2020	195,000	196,657	192,075
Physiotherapy Associates, Inc.		Healthcare	L+475	Various	1.00%	6/4/2021	61,845	61,557	61,536
Plano Molding Company, LLC	(d)	Consumer Products	L+600	Various	1.00%	5/12/2021	99,500	98,517	96,463

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2015

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value

Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	796,691	716,400	638,947
Santek Waste Services, Inc.	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	686,541	658,294	657,980
Santek Waste Services, Inc. - Delayed Draw	(d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	249,000	38,209	38,209
Santek Waste Services, Inc. - Revolver	(d)	Environmental	L+1000	Unfunded	1.00%	12/04/2020	66,000	—	—
Skillsoft Corp.		Technology	L+475	6 Month LIBOR	1.00%	4/28/2021	99,496	98,190	76,612
TaxAct, Inc.	(a) (d)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	1,000,000	925,000	975,000
Tribune Publishing Company	(d)	Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	96,154	94,799	89,664
Walgreens Infusion		Healthcare	L+500	3 Month LIBOR	1.00%	4/7/2022	596,505	597,445	592,031
Weather Channel		Cable	L+500	3 Month LIBOR	0.75%	2/11/2020	90,273	89,419	90,143
Total Senior Secured Loans - First Lien								$6,940,866	$6,833,521
Senior Secured Loans - Second Lien 21.0%	(e)
AccentCare, Inc.	(d)	Healthcare	L+950	3 Month LIBOR	1.00%	9/3/2022	$200,000	$196,620	$194,374
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	300,000	297,753	294,000
Cirque Du Soleil	(a)	Entertainment	L+825	1 Month LIBOR	1.00%	6/23/2023	1,250,918	1,237,784	1,175,863
Hostess Brands, Inc.		Food - Wholesale	L+750	1 Month LIBOR	1.00%	7/28/2023	750,000	749,990	741,562
Lightsquared	(c) (d)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,115,000	1,001,069	945,409
Penton Media, Inc.		Business Services	L+775	3 Month LIBOR	1.25%	10/2/2020	1,250,000	1,251,566	1,221,875

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2015

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value

Physiotherapy Associates, Inc.		Healthcare	L+850	3 Month LIBOR	1.00%	6/3/2022	938,000	928,847	933,310
Total Senior Secured Loans - Second Lien								$5,663,629	$5,506,393
Senior Secured Bonds 8.2%	(e)
Covenant Surgical Partners	(d)	Health Facilities	8.75%			8/1/2019	$400,000	$402,082	$397,916
Florida East Coast Holdings Corp.		Railroads	6.75%			5/1/2019	600,000	600,000	549,000
Hexion, Inc.		Chemicals	10.00%			4/15/2020	900,000	819,357	747,000
Radio One, Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	481,322	445,000
Total Senior Secured Bonds								$2,302,761	$2,138,916
Senior Unsecured Debt 14.1%	(e)
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,034,960	$1,047,500
Emerald Expo Holdings, Inc.		Business Services	9.00%			6/15/2021	1,000,000	1,009,937	950,000
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	77,674
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	115,275
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	481,759	489,060
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	740,093	624,000
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	400,000	409,920	382,000
Total Senior Unsecured Debt								$3,869,669	$3,685,509
Equity/Other 0.0%	(e)
Santek Waste Services, Inc.	(d)	Environmental	0.00%			N/A	NM*	$8,497	$8,497
Total Equity/Other
TOTAL INVESTMENTS - 69.4%	(e)							$18,785,422	$18,172,836
____________________

(a)Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 16.0% of the Company’s total assets were non-qualifying assets.
(b)All investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2, 3, 5 and 6 month LIBOR rates were 0.43%, 0.51%, 0.61%, 0.37%, and 0.85%, respectively, as of December 31, 2015. All investments are subject to a LIBOR interest rate floor.
(c)Represents investments with payment-in-kind interest.
(d)As there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940, in conjunction with a nationally recognized valuation firm. (See Note 4, Fair Value of Financial Instruments, in the accompanying notes to the financial statements.)
(e)Percentages are based on the Company's net assets of $26,201,365 as of December 31, 2015.
*Not meaningful

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2015
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
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA or Adviser"), a Delaware limited liability company and affiliate of our sponsor, Griffin Capital Corporation ("Griffin Capital"). Kevin A. Shields, a director and president of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA is indirectly owned by Griffin Capital and Randy Anderson, the Company's Executive Vice President who directly holds a 5% interest in GBA. GBA oversees the management of the Company's activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Benefit Street is a registered investment adviser under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to a sub-advisory agreement between the Company, GBA, and Benefit Street.

The Company has entered into a dealer manager agreement with Griffin Capital Securities, LLC, formerly Griffin Capital Securities Inc. ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), both of which are indirect subsidiaries of Griffin Capital.

On January 20, 2015, the Company began offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"). On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations. On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. On December 23, 2015, the Company decreased its public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy.
As of December 31, 2015, the Company had issued 3,043,132 shares of common stock for gross proceeds of approximately $30.0 million, including shares purchased in the private placement and shares issued pursuant to the Company's distribution reinvestment plan ("DRP").
On March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that the Company elect an alternative fund structure that is expected to reduce the Company’s exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which the Company may be allowed to consummate investments generally not otherwise available to BDCs.
The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter the structure of the Company would be subject to approval by both the board of directors and the Company's stockholders. The Company will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

The Company's transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. The Company also will send written notification to its stockholders that it is suspending its distribution reinvestment plan, effective March 15, 2016. See Note 13, Subsequent Events - Status of Offering.

The Company intends to use substantially all of the proceeds the Company has received from the offering of its shares, net of expenses, to make investments in private U.S. middle-market companies in accordance with the Company's investment objectives. There can be no assurance the Company will resume the Offering or that it will be able to sell all of its shares in the Offering.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X of the Securities Act of 1933. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies.

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of December 31, 2015.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of December 31, 2015.
Valuation of Portfolio Investments
Portfolio investments are reported on the statements of assets and liabilities at fair value. The Company performs an analysis of each investment to determine fair value in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures ("ASC Topic 820").

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

In making fair value determinations, the following guidelines are used:

Valuation Methods
The Company has established a valuation and pricing committee (the "Valuation and Pricing Committee"), which is responsible for determining the value of the assets on a quarterly basis, based upon inputs established by the Adviser. The Valuation and Pricing Committee is also responsible for engaging a third-party valuation specialist to provide value determinations for Level 3 assets. Values determined by a third-party valuation specialist must be reviewed and approved by the Valuation and Pricing Committee. The Valuation and Pricing Committee has delegated the intra-quarter valuation process to a valuation sub-committee which consists of one representative from each of the Adviser and the Sub-Adviser (the "Sub-Committee"). The Sub-Committee analyzes and reviews the net asset value on a weekly basis. In addition, the Sub-Committee reviews the value of the Company's assets on a monthly basis and determines which assets, if any, require further monitoring during the weekly process. If any of the Company's Level 3 designated assets are deemed to require additional monitoring, the independent third-party valuation specialist will assist in reviewing these assets.
The Company values all Level 2 assets by using inputs from an independent third-party pricing service that provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no bid and ask prices can be readily obtained, an independent third-party valuation service will be utilized to value such investments. The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which the Company purchases and sells investments. The Company believes that these prices are reliable indicators of fair value.
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
Below is a description of factors that the Valuation and Pricing Committee and delegated Sub-Committee, with the assistance of an independent third-party valuation specialist in certain circumstances, may consider when valuing the Company's equity and debt investments where a market price is not readily available:

•	the size and scope of a portfolio company and its specific strengths and weaknesses;

•	prevailing interest rates for like securities;

•	expected volatility in future interest rates;

•	leverage;

•	call features, put features and other relevant terms of the debt;

•	the borrower's ability to adequately service its debt;

•	the fair market value of the portfolio company in relation to the face amount of its outstanding debt;

•	the quality of collateral securing the Company's debt investments;

•	multiples of earnings before interest, tax, depreciation and amortization ("EBITDA"), cash flows, net income, revenues or, in some cases, book value or liquidation value;

•	the liquidity of the investment as determined by a pricing service; and

•	other factors deemed applicable.
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
Valuation Process
With respect to investments for which market quotations are not readily available, the Company will undertake a multi-step valuation process each quarter, as described below:

•
the quarterly valuation process will begin with each portfolio company or investment being identified by the investment professionals of the Adviser and Sub-Adviser and members of the Company's senior management team as investments that require the assistance of the independent third-party valuation specialist;

•
preliminary valuation calculations and conclusions will then be documented by the independent third-party valuation specialist and discussed with the investment professionals of the Adviser and Sub-Adviser and the relevant investment professionals of GBA, Benefit Street and the Company's senior management team;

•
designated members of the Valuation and Pricing Committee, or as delegated to members of the Sub-Committee, will review and comment on the preliminary valuation provided by the independent third-party valuation firm;

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

Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organization costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced organization costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Organization costs were expensed when the Company became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. As of December 31, 2015 and 2014, Griffin Capital and its affiliates incurred approximately $0.4 million and $0.3 million, respectively, of organization costs.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the Offering. Until the Company achieved the minimum offering requirement, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced offering costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Offering costs are capitalized and amortized over a twelve month period as an expense. The unamortized balance of these costs are reflected in the statements of assets and liabilities as deferred offering costs, net. The offering costs are subject to reimbursement by the Company and are included within due to affiliates on the statements of assets and liabilities. As of December 31, 2015 and 2014, Griffin Capital and its affiliates incurred approximately $2.1 million and $0.8 million, respectively, of offering costs. As of December 31, 2015, approximately $1.1 million has been amortized to expense, at which point the costs become subject to the terms of the expense support and conditional reimbursement agreement.
Income Taxes
The Company intends to qualify as a RIC, which requires it in each fiscal year to distribute at least 90% of the sum of (i) investment company taxable income, which is generally the Company's ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of the Company's gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). If the Company qualifies as a RIC and meets the Annual Distribution Requirement, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to the Company's stockholders. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as a result of the June 18, 2015, Emerging Issues Task Force meeting, in which the SEC stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. The Company does not expect the adoption of ASU No. 2015-15 to have a material impact on its financial statements.
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

In August, 2014, the FASB released ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2015-15 and is considering its effects upon the financial statements.

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

Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2015 (with corresponding percentage of total portfolio investments):

	As of December 31, 2015
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$6,940,866	37.0%	$6,833,521	37.6%
Senior Secured Loans - Second Lien	5,663,629	30.1	5,506,393	30.3
Senior Secured Bonds	2,302,761	12.3	2,138,916	11.8
Senior Unsecured Debt	3,869,669	20.6	3,685,509	20.3
Equity/Other	8,497	NM (1)	8,497	NM (1)
Total	$18,785,422	100.0%	$18,172,836	100.0%
__________________
(1) Not meaningful

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%
See Note 13, Subsequent Events - Portfolio Update, for a discussion of the Company's investment activity subsequent to December 31, 2015.

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

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of December 31, 2015 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$3,296,797	$3,536,724	$6,833,521
Senior Secured Loans - Second Lien	—	4,366,610	1,139,783	5,506,393
Senior Secured Bonds	—	1,741,000	397,916	2,138,916
Senior Unsecured Debt	—	3,685,509	—	3,685,509
Equity/Other	—	—	8,497	8,497
Total	$—	$13,089,916	$5,082,920	$18,172,836
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period ended December 31, 2015:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	31,854	(57,906)	(4,166)	—	(30,218)
Purchases and other adjustments to cost (1)	3,557,629	1,197,689	402,082	8,497	5,165,897
Sales and redemptions (1)	(52,837)	—	—	—	(52,837)
Net realized gain from investments	78	—	—	—	78
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
_______________________
(1) Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

The net change in unrealized depreciation for the period ended December 31, 2015 attributable to Level 3 investments still held at December 31, 2015 is $0.03 million and is included in net unrealized depreciation on investments on the Statement of Operations.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the period ended December 31, 2015, there were no transfers, as the Company had no investments at December 31, 2014.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of December 31, 2015, which consisted of fourteen senior secured first lien loans, two senior secured second lien loans, one senior secured bond and one equity investment. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$3,536,724	Discounted Cash Flow Approach	Discount Rate	8.25%	20.49%	10.30%
Senior Secured Loans - Second Lien	$1,139,783	Discounted Cash Flow Approach	Discount Rate	12.53%	16.68%	15.97%
Senior Secured Bonds	$397,916	Discounted Cash Flow Approach	Discount Rate	8.92%	8.92%	8.92%
Equity/Other	$8,497	Discounted Cash Flow Approach	Discount Rate	12.26%	12.26%	12.26%

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

Note 5. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2015:

For the Period from May 1, 2015 (Commencement of Operations) through December 31, 2015
Incurred and Payable
Organizational costs	$444,106
Offering costs	2,116,259
General & administrative	83,998
Directors fees	117,192
Professional fees	215,362
Insurance expense	344,441
Base management fees	94,324
Total due to affiliates	3,415,682
Expense reimbursement	(1,679,249)
Total due to affiliates	$1,736,433
As the Company did not commence operations until May 1, 2015, at which point the Company became liable for all expenses advanced by the Adviser, including organization and offering costs, there were no amounts due to affiliates as of December 31, 2014.

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
The Company will settle the net amounts due to or due from affiliates on a quarterly basis, either in cash or as an offset against obligations the Company has incurred to the Adviser.

Base Management Fee

The base management fee will be calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. For the year ended December 31, 2015, the Company incurred $0.09 million in base management fees.

Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Expense support and conditional reimbursement of incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its distribution reinvestment plan, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program. No incentive fees on income have been incurred for the year ended December 31, 2015.
Incentive Fee on Capital Gains
An incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) and will equal 20.0% of the Company's realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. No incentive fees on capital gains have been incurred for the year ended December 31, 2015.

Organization and Offering Costs
The Company's payment of organization and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) is anticipated to be approximately 1.5% of the gross proceeds from the Offering. As of December 31, 2015, Griffin Capital and its affiliates incurred organization and offering costs of approximately $0.4 million and $2.1 million, respectively. As of December 31, 2014, Griffin Capital and its affiliates incurred organization and offering costs of approximately $0.3 million and $0.8 million, respectively. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. The decision to fund the organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.
Expense Support and Conditional Reimbursement Agreement
On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement (as amended, the "ESA"). Pursuant to the ESA, GBA has agreed to reimburse, or offset such reimbursement against amounts due to GBA, the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to stockholders will be paid from the Company’s Offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the ESA, the Company may have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organization and offering costs that have been included in operating expense, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current "operating expense ratio" is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organization and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organization and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organization and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. The Company will not record expense support payments as liabilities on the statement of assets and liabilities until the above conditions are met.
The Company or GBA may terminate the ESA at any time. If the Company terminates the Investment Advisory Agreement with GBA, the Company will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination, subject to the limitation that organization and offering costs will only be 1.5% of gross proceeds. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. The following table provides information regarding liabilities incurred by the Adviser pursuant to the ESA as well as other information relating to the Company's ability to reimburse the Adviser for such payments:

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018

(1)
"Operating Expense Ratio” is as of the date the expense support payment obligation was incurred by GBA and includes all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, as a percentage of net assets.

(2)
"Annualized Distribution Rate" equals the annualized rate of distributions paid to the Company's stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by GBA. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders.

(3)
If an expense support payment has not been reimbursed to the Adviser within three years of the end of the calendar quarter following the date such expense support payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

There can be no assurance that the ESA will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. As of December 31, 2015, GBA has supported approximately $2.2 million of the Company's operating expenses, including organization and offering expenses, and distributions pursuant to the ESA, as well as other additional support. Of the total support, $1.9 million of this amount is included on the statement of operations as an expense reimbursement, approximately $0.2 million reflected as a capital contribution on the statement of changes in net assets as distribution support and approximately $0.1 million is reflected as a deemed capital contribution on the statement of changes in net assets as additional support. GBA will not seek reimbursement for the $0.1 million in additional support. The total support amount, excluding the $0.1 million in additional support that has been waived, was partially offset against certain amounts due to GBA, and approximately $0.5 million of support settled in cash, which was funded by GBA as of the date of this report. As of December 31, 2015, the Company does not believe it probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the ESA. See Note 13, Subsequent Events - Status of Offering, for an update regarding the Amendment to the Expense Support Agreement.

Administrative Services
Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of Griffin Capital BDC Administrator. The Company will not incur the costs from both Griffin Capital BDC Administrator and the third-party provider for similar services. As of December 31, 2015, Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
As of December 31, 2015, GBA and Benefit Street had incurred certain expenses related to the Company, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.8 million. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, entitling the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which is a 7.0% commission of gross proceeds. In addition, the Dealer Manager will receive a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. For the period ended December 31, 2015, the Company paid dealer manager fees of $0.8 million. For the period ended December 31, 2015, the Company paid sales commissions of $1.8 million.

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
Conflicts of Interest
The Company's executive officers and certain of the Company's directors and other finance professionals of Griffin Capital and their affiliates also serve as executives of GBA and Benefit Street. Mr. Shields controls the trust that is the sole member of Griffin Capital. In addition, the Company's executive officers and directors and the members of GBA and members of the investment committee of GBA serve or may serve as officers, directors or principals of entities that operate in the same, or related, line of business as the Company or of investment funds, accounts or other investment vehicles managed by the Company's affiliates. These investment funds, accounts or other investment vehicles may have investment objectives similar to the Company's investment objective. The Company may compete with entities managed by GBA and its affiliates for capital and investment opportunities. As a result, the Company may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by GBA or its affiliates or by members of the investment committee. However, in order to fulfill its fiduciary duties to each of its clients, GBA intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with GBA's allocation policy, investment objective and strategies so that the Company is not disadvantaged in relation to any other client.
Benefit Street and its affiliates currently manage a number of investment accounts and private investment funds, including hedge funds, single investor funds, sector specific, asset class specific or geographic specific private investment funds with investment guidelines substantially similar in whole or in part to the Company's investment guidelines and intends to manage additional investment accounts and private investment funds. Certain funds managed by Providence may pursue investment opportunities similar to those that the Company intends to pursue. As a result, the Company may not be provided with the opportunity to fully invest in all investment opportunities available to Providence, Benefit Street, and the Company that would be suitable for the Company. To the extent that Providence or Benefit Street is presented with an investment opportunity that would be appropriate for the Company and another fund sub-advised or managed by Providence or Benefit Street, Providence may be faced with a conflict.
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
In an order dated June 23, 2015, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Sub-Adviser. Among other things, the relief requires that our independent directors review and approve each initial co-investment.  The Company believes this relief may also allow it to participate in larger investments, together with the Sub-Adviser’s co-investment affiliates, than would be available to it if it had not obtained such relief.

Note 6. Commitments and Contingencies
Distribution Reinvestment Plan
The Company had implemented a distribution reinvestment plan that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. On November 11, 2015, the Company’s board of directors voted to amend and restate the DRP such that the purchase price for shares of common stock pursuant to the DRP shall be 90% of the price that common stock is sold in the offering at the weekly closing immediately following the distribution payment date. The amended and restated DRP became effective as of November 26, 2015.  No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 30 days' prior written notice to stockholders. For the period ended December 31, 2015, the Company issued 34,418 shares under the DRP. See Note 13, Subsequent Events - Status of Offering, for shares issued pursuant to the DRP at filing. Effective March 15, 2016, the Company has suspended purchases pursuant to the DRP. See Note 13, Subsequent Events - Status of Offering.
Share Repurchase Program
Beginning with the first calendar quarter following the one-year anniversary of the date that the minimum offering requirement was met, or July 1, 2016, and on a quarterly basis thereafter, the Company intends to offer to repurchase common stock on such terms as may be determined by the board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. However, in the event of the death, disability or bankruptcy of a stockholder, the Company may repurchase such a stockholder's shares prior to the expiration of the one-year restriction discussed above, subject to the discretion of the Company's board of directors and SEC approval. Shares redeemed in connection with the death or disability of a stockholder may be repurchased at a purchase price equal to the price actually paid for such shares. Share repurchases will be limited to the offering proceeds from the shares of common stock issued pursuant to our distribution reinvestment plan. At the discretion of our board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, the number of shares of common stock to be repurchased in any calendar year will be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. Shares will be repurchased at a price equal to 90.0% of the current offering price in effect on each date of repurchase. There can be no assuring that the Company will implement or, if implemented, continue a share repurchase program.
Note 7. Common Stock
As of December 31, 2015, the Company has issued 3,043,132 shares of common stock outstanding for gross offering proceeds of approximately $30.0 million, including shares issued in the Private Placement and 34,418 shares issued pursuant to the DRP.
On March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that the Company elect an alternative fund structure that is expected to reduce the Company’s exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which the Company may be allowed to consummate investments generally not otherwise available to BDCs.
The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter the structure of the Company would be subject to approval by both the board of directors and the Company's stockholders. The Company will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

The Company's transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. The Company also will send written notification to its stockholders that it is suspending its distribution reinvestment plan, effective March 15, 2016. See Note 13, Subsequent Events - Status of Offering.

Note 8. Per Share Information
Basic decrease in net assets resulting from operations per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2015.
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the period ended December 31, 2015:

For the Period from May 1, 2015 (Commencement of Operations) through December 31,
2015
Basic and diluted
Net decrease in net assets resulting from operations	$(891,873)
Weighted average common stock outstanding	746,866
Net decrease in net assets per share resulting from operations	$(1.19)

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
__________________
(1) Effective December 23, 2015, the Company's board of directors determined to decrease the Company's public offering price from $10.00 per share to $9.80 per share. For the remainder of the month of December, the board of directors determined to maintain the amount of daily cash distributions payable to stockholders of $0.002055 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
Note 9. Income Taxes
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax basis differences result in reclassifications to paid-in capital in excess of par value, distributions in excess of net investment income, undistributed net realized gains and accumulated net unrealized appreciation on investments. Distributions in excess of net investment income, undistributed net realized gains and accumulated net unrealized gains on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.

As of December 31, 2015, the Company made the following reclassifications of permanent book and tax basis differences:

2015
Paid in capital in excess of par value	$(748,203)
Distributions in excess of net investment income	748,502
Accumulated realized gains	(299)
Total	$—

The tax character of stockholder distributions attributable to the fiscal year ended December 31, 2015 is as follows:

2015
Ordinary income	$—
Long-term capital gains	—
Return of capital	468,969
Total	$468,969

As of December 31, 2015, the components of tax basis accumulated earnings were as follows:

2015
Undistributed ordinary income, net	$—
Undistributed capital gains	—
Unrealized gain (loss)	(612,634)
Other temporary adjustments	—
Total accumulated earnings, net	$(612,634)

Note 10. Distributions
As of December 31, 2015, the Company had declared approximately $0.5 million in stockholder distributions. Approximately $0.2 million and $0.3 million were declared and paid in cash or shares issued pursuant to the DRP, respectively.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP	Total Distributions Paid/ Accrued
May 31, 2015	June 1, 2015	$1,491	$14,271	$15,762
June 30, 2015	July 1, 2015	2,038	17,217	19,255
July 31, 2015	August 1, 2015	6,409	19,548	25,957
August 31, 2015	September 1, 2015	15,434	28,356	43,790
September 30, 2015	October 1, 2015	26,233	36,964	63,197
October 31, 2015	November 2, 2015	43,032	49,859	92,891
November 30, 2015	December 1, 2015	57,594	63,869	121,463
December 31, 2015	January 1, 2016	81,991	86,654	168,645
		$234,222	$316,738	$550,960

Distributions in excess of the Company's current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2015, 100% were distributions derived from the Company's current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2016 distributions to stockholders.

Shortly after the close of each calendar year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to the Company's stockholders subject to information reporting. To the extent the Company's taxable earnings fall below the total amount of the Company's distributions for any taxable year, a portion of those distributions may be deemed a tax return of capital to the Company's stockholders.

Note 11. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2015 and December 31, 2014:

	For the Year ended December 31, 2015 (1)	For the Year ended December 31, 2014 (1)
Per share data:
Net asset value, beginning of period	$0.07	$—

Results of operations
Net investment loss	(0.37)	—
Net realized and unrealized depreciation on investments	(0.82)	—
Net decrease in net assets resulting from operations	(1.19)	—

Stockholder distributions (2)
Distributions reinvested	(0.42)	—
Distributions from investment income and realized gains	(0.32)	—
Distribution as a return of capital	—	—
Net decrease in net assets resulting from stockholder distributions	(0.74)	—

Capital share transactions
Issuance of common stock (3)	8.82	9.00
Advisor waived due to affiliates (deemed contribution)	0.18	—
Expense reimbursement contribution	0.20	—
Reinvestment of stockholder distributions	0.10	—
Net increase in net assets resulting from capital share transactions	9.30	9.00

Other (4)	1.17	—
Net asset value, end of period	$8.61	$9.00

Shares outstanding at end of period	3,043,132	22,222
Total return	0.09%	—%
Ratio/Supplemental data:
Net assets, end of period	26,201,365	200,000
Ratio of net investment loss to average net assets (5)	(5.17)%	—%
Ratio of operating expenses to average net assets (5)	9.83%	—%
Portfolio turnover rate (6)	0.89%	—%

_____________________
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
(3) The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company's continuous offering.
(4)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5) For the period ended December 31, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets is (40.65)% and 45.31%, respectively.
(6) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Figure is not annualized.
Note 12. Selected Quarterly Data (Unaudited)
The following is the quarterly results of operations for the period ended December 31, 2015. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$302,261	$78,488	$17,323	$—
Operating expenses
Total expenses	1,127,695	671,643	797,335	—
Less: Expense reimbursements from Adviser	(450,084)	(671,643)	(797,335)	—
Net expenses (income)	677,611	—	—	—
Net investment (loss) income	(375,350)	78,488	17,323	—
Net loss on investments	(475,478)	(123,106)	(13,750)	—
Net (decrease) increase in net assets resulting from operations	$(850,828)	$(44,618)	$3,573	$—
Per share data:
Net (decrease) increase in net assets resulting from operations	$(0.42)	$(0.06)	$0.02	$—
Net asset value per common share	$8.61	$9.00	$9.00	$—

Note 13. Subsequent Events (Unaudited)
The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the financial statements except for the following:

Status of Offering

From January 1, 2016 to March 4, 2016, the Company has issued 1,520,003 shares of common stock, including shares issued pursuant to the DRP. Total gross proceeds from these issuances, including proceeds from shares issued pursuant to the DRP, were $14.8 million.

On March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that the Company elect an alternative fund structure that is expected to reduce the Company’s exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which the Company may be allowed to consummate investments generally not otherwise available to BDCs.

The board of directors has not made a decision to pursue any specific alternative structure. Any determination to alter the structure of the Company would be subject to approval by both the board of directors and the Company's stockholders. The Company will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

The Company's transfer agent will not accept subscriptions received on or after March 15, 2016, and will cancel and issue refunds for all subscriptions received on or after March 4, 2016. The Company also will send written notification to its stockholders that it is suspending its distribution reinvestment plan, effective March 15, 2016.

As as result of the suspension of the Offering, the Company wrote off the unamortized deferred offering costs, as of March 15, 2016, of approximately $0.7 million.

Portfolio Update

The Company made the following investments subsequent to December 31, 2015 (as of March 2, 2016):

Portfolio Company	Industry	Rate	LIBOR Floor	Maturity	Principal	Amortized Cost
Senior Secured Loans - First Lien
Affinion Group	Business Services	L+525	1.50%	04/30/2018	1,500,000	$1,325,544
Solarwinds, Inc.	Technology	L+550	1.00%	02/01/2023	1,500,000	1,425,249
Vizient, Inc.	Healthcare	L+525	1.00%	02/09/2023	1,500,000	1,455,153
Total Senior Secured Loans - First Lien						$4,205,946
Senior Secured Loans - Second Lien
Vertafore, Inc.	Software/Services	L+825	1.50%	10/27/2017	1,500,000	$1,496,250
Total Senior Secured Loans - Second Lien						$1,496,250
TOTAL INVESTMENTS						$5,702,196

Resignation of John J. Canning as Chief Compliance Officer

Effective March 23, 2016, John Canning, the Company’s Chief Compliance Officer, in connection with his resignation from Cipperman Compliance Services ("CCS") resigned from such position.  On March 23, 2016, the Company’s board of directors, after consultation with CCS, voted to appoint Jay Haas as the Company’s Chief Compliance Officer to fill the position vacated by Mr. Canning.

Amendment to the Expense Support Agreement

On March 23, 2016, the Company and the Adviser executed the Amendment to the Expense Support and Conditional Reimbursement Agreement (the “Amended ESA”), which is effective for all reimbursement payments from the Company to the Adviser made on or after December 31, 2015. The Amended ESA provides that the Company will not make reimbursement payments to the Adviser unless, at the time of the reimbursement, the Company’s Operating Expense Ratio and Annualized Distribution Rate equal or exceed the Operating Expense Ratio and Annualized Distribution Rate, respectively, as of the date the Adviser made the corresponding expense payment. The Amended ESA limits the Company’s liability for Organization and/

or Offering Expenses to the sum of (i) all Expense Payments paid by the Adviser to the Company in cash and not previously reimbursed to the Adviser by the Company; and (ii) non-organization and offering costs included in Operating Expenses incurred by the Adviser and its affiliates, and accrued as an amount due to the Adviser by the Company. In addition, the Amended ESA created a defined term for Operating Expenses. Operating Expenses is defined as including all costs and expenses paid or incurred by the Company as determined under generally accepted accounting principles, including, without limitation, advisory fees payable under the Company’s advisory agreement, interest on indebtedness for the covered period, organizational and offering expenses, and expenses incurred in connection with the Company’s ongoing offering. Finally, the Amended ESA provides that the Company will repay Organization and Offering Expenses only to the extent that such expenses do not exceed 1.5% of the current amount of gross proceeds that the Company has received from the Offering.

Declaration of April Distribution

On March 23, 2016, the Company's board of directors declared a distribution rate for the month of April of $0.002049 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.5% based on a share price of $10.00, payable to stockholders of record of such shares as shown on the Company's books on each day commencing on April 1, 2016 and continuing through April 30, 2016.