Form 10-Q
period 2016-03-31
Griffin-Benefit Street Partners BDC Corp.
filed 2016-05-16
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 16, 2016, the Registrant had 4,563,196 shares of common stock, $0.001 par value, outstanding.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Griffin-Benefit Street Partners BDC Corp., other than historical facts, may be considered forward-looking statements. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investments, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Item 1. Financial Statements

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments at fair value (cost of $23,892,501 and $18,785,422, respectively)	$23,296,895	$18,172,836
Cash and cash equivalents	16,422,154	9,577,910
Deferred offering costs (net of accumulated amortization of $2,401,896 and $1,113,250, respectively)	—	1,212,054
Interest receivable from investments	273,141	199,483
Prepaid expenses	139,907	185,110
Due from affiliates	787,483	273,903
Contributed cost receivable	54,197	9,000
Total assets	$40,973,777	$29,630,296
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$300,372	$330,175
Management fees payable to affiliate	103,108	94,324
Due to affiliates	955,059	1,736,433
Offering costs payable	—	209,045
Distributions payable	288,199	81,991
Directors fees payable	37,925	33,963
Payable for unsettled trades	—	943,000
Total liabilities	1,684,663	3,428,931
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2016 and December 31, 2015, respectively	$—	$—
Common stock, $0.001 par value; 450,000,000 shares authorized; 4,563,196 and 3,043,132 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4,563	3,043
Capital in excess of par value	41,246,460	27,641,155
Distributions	(1,283,490)	(550,960)
Accumulated net investment loss	(112,387)	(279,539)
Accumulated net realized gain from investments	29,574	252
Accumulated net unrealized depreciation on investments	(595,606)	(612,586)
Total stockholders' equity	39,289,114	26,201,365
Total liabilities and stockholders' equity	$40,973,777	$29,630,296
Net asset value per share	$8.61	$8.61
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31, 2016
Investment income:
Interest from investments	$503,403
Total investment income	503,403
Operating expenses:
Base management fees	103,108
Organizational costs	7,322
General & administrative	78,452
Amortization of offering costs	1,288,646
Professional fees	109,469
Insurance expense	49,091
Directors fees	43,470
Total expenses before reimbursement	1,679,558
Expense reimbursement (Note 5)	(1,343,307)
Total expenses, net of reimbursement	336,251
Net investment income	167,152
Realized and unrealized gain on investments:
Net realized gain from investments	29,322
Net unrealized appreciation on investments	16,980
Net gain on investments	46,302
Net increase in net assets resulting from operations	$213,454
Per share information - basic and diluted
Net increase in net assets per share resulting from operations - basic and diluted	$0.05
Weighted average common stock outstanding - basic and diluted	3,927,271
There were no operations for the three months ended March 31, 2015 as we commenced operations on May 1, 2015.

The accompanying notes are an integral part of this statement.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

For the Three Months Ended March 31, 2016
Operations:
Net investment income	$167,152
Net realized gain from investments	29,322
Net unrealized appreciation on investments	16,980
Net increase in net assets resulting from operations	213,454
Stockholder distributions:
Distributions reinvested	(228,346)
Distributions from investment income and realized gains	(504,184)
Net decrease in net assets resulting from stockholder distributions	(732,530)
Capital share transactions:
Issuance of common stock, net of discounts and offering costs	13,178,673
Distribution support contribution	199,806
Reinvestment of stockholder distributions	228,346
Net increase in net assets resulting from capital share transactions	13,606,825
Total increase in net assets	13,087,749
Net assets at beginning of period	26,201,365
Net assets at end of period	$39,289,114
Net asset value per common share	$8.61
Common stock outstanding at end of period	4,563,196
Accumulated over distributed net investment income	$(1,283,490)
There were no operations for the three months ended March 31, 2015 as we commenced operations on May 1, 2015.

The accompanying notes are an integral part of this statement.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months ended March 31, 2016
Operating Activities:
Net increase in net assets resulting from operations	$213,454
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind interest income	(5,499)
Net accretion of discount on investments	(27,228)
Principal repayments of investments	1,875,090
Purchase of investments	(6,920,120)
Net realized gain from investments	(29,322)
Net unrealized appreciation on investments	(16,980)
Amortization of offering costs	1,288,646
(Increase) decrease in operating assets:
Interest receivable from investments	(73,658)
Prepaid expenses	45,203
Due from affiliates	(513,580)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(29,803)
Management fees payable to affiliate	8,784
Due to affiliates	(781,374)
Directors fees payable	3,962
Payable for unsettled trades	(943,000)
Net cash used in operating activities	(5,905,425)
Financing activities:
Issuance of common stock, net of discounts and offering costs	13,133,476
Distribution support contribution	199,806
Distributions paid to stockholders	(297,976)
Offering costs paid	(285,637)
Net cash provided by financing activities	12,749,669
Net increase in cash and cash equivalents	6,844,244
Cash and cash equivalents, beginning of period	9,577,910
Cash and cash equivalents, end of period	$16,422,154
Supplemental disclosure of non-cash operating transactions:
Paid-in-kind interest income	$5,499
Supplemental disclosure of non-cash financing transactions:
Distributions declared and payable	$288,199
Distribution paid through DRP share issuances	$228,346
There were no operations for the three months ended March 31, 2015 as we commenced operations on May 1, 2015.

The accompanying notes are an integral part of this statement.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of March 31, 2016 (Unaudited)

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
AccentCare, Inc.		Healthcare	L+575	3 Month LIBOR	1.00%	9/3/2021	$198,750	$195,090	$192,291	0.5%
Affinion Group		Business Services	L+525	3 Month LIBOR	1.50%	4/30/2018	1,496,183	1,327,938	1,323,060	3.4%
Alvogen Pharma US, Inc.		Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	382,963	381,568	376,261	1.0%
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	248,750	246,431	248,750	0.6%
Bahakel Communications, Ltd.	(d)	Media - Broadcast	L+750	1 Month LIBOR	1.00%	7/29/2020	299,049	263,311	263,358	0.7%
Bahakel Communications, Ltd. - Revolver	(d)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—	—%
Cengage		Directories & Publishing	L+600	1 Month LIBOR	1.00%	3/31/2020	849,494	846,344	844,643	2.1%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1, 2, 5, 6 Month LIBOR	1.50%	9/30/2018	100,000	98,154	91,967	0.2%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+700	3 Month LIBOR, Prime	1.00%	11/17/2020	997,500	977,701	977,550	2.5%
Lightsquared	(c)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	102,383	99,550	90,268	0.2%
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	199,000	193,503	194,204	0.5%
MyEyeDr - Delayed Draw	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	56,830	56,830	56,830	0.1%
MyEyeDr - Revolver	(d)	Health Facilities	L+625	1 Month LIBOR	1.00%	8/14/2021	43,000	—	—	—%
Natel Engineering Company, Inc.		Electronics	L+575	1 Month LIBOR	1.00%	4/10/2020	192,500	194,051	187,688	0.5%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of March 31, 2016 (Unaudited)

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Plano Molding Company, LLC	(d)	Consumer Products	L+600	3 Month LIBOR	1.00%	5/12/2021	99,250	98,293	96,301	0.2%
Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	794,654	717,987	629,104	1.6%
Santek Waste Services, Inc.	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	691,748	664,435	662,969	1.7%
Santek Waste Services, Inc. - Delayed Draw	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	249,293	38,502	38,502	0.1%
Santek Waste Services, Inc. - Revolver	(d)	Environmental	L+1000	Unfunded	1.00%	12/04/2020	66,000	—	—	—%
Skillsoft Corp.		Technology	L+475	6 Month LIBOR	1.00%	4/28/2021	99,244	97,997	79,147	0.2%
Solarwinds, Inc.		Technology	L+550	2 Month LIBOR	1.00%	2/3/2023	1,500,000	1,425,960	1,482,495	3.8%
TaxAct, Inc.	(a)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	844,839	783,072	819,494	2.1%
Tribune Publishing Company		Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	94,872	93,592	87,282	0.2%
Vizient, Inc.		Healthcare	L+525	3 Month LIBOR	1.00%	2/9/2023	1,500,000	1,455,646	1,508,745	3.9%
Walgreens Infusion		Healthcare	L+500	3 Month LIBOR	1.00%	4/7/2022	595,010	595,915	596,498	1.5%
Total Senior Secured Loans - First Lien								$10,851,870	$10,847,407	27.6%
Senior Secured Loans - Second Lien
AccentCare, Inc.		Healthcare	L+950	3 Month LIBOR	1.00%	9/3/2022	$200,000	$196,709	$193,000	0.5%
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	300,000	297,799	288,000	0.7%
Cirque Du Soleil	(a) (d)	Entertainment	L+825	1 Month LIBOR	1.00%	6/23/2023	1,250,918	1,238,146	1,172,611	3.0%
Hostess Brands, Inc.		Food - Wholesale	L+750	1 Month LIBOR	1.00%	7/28/2023	750,000	749,992	716,250	1.8%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of March 31, 2016 (Unaudited)

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Lightsquared	(c)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,153,049	1,042,980	801,369	2.0%
Penton Media, Inc.		Business Services	L+775	3 Month LIBOR	1.25%	10/2/2020	1,250,000	1,251,565	1,200,000	3.1%
Vertafore, Inc.		Software/Services	L+825	1 Month LIBOR	1.50%	10/27/2017	1,500,000	1,496,330	1,497,375	3.8%
Total Senior Secured Loans - Second Lien								$6,273,521	$5,868,605	14.9%
Senior Secured Bonds
Covenant Surgical Partners		Health Facilities	8.75%			8/1/2019	$400,000	$401,965	$384,000	1.0%
Hexion, Inc.		Chemicals	10.00%			4/15/2020	900,000	822,746	808,500	2.1%
Radio One, Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	481,888	441,250	1.1%
Total Senior Secured Bonds								$1,706,599	$1,633,750	4.2%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,034,886	$1,092,500	2.8%
Emerald Expo Holdings, Inc.		Business Services	9.00%			6/15/2021	1,000,000	1,009,628	940,000	2.4%
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	79,956	0.2%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	118,900	0.3%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	481,930	496,470	1.3%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	742,836	648,000	1.6%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	1,650,000	1,589,734	1,559,250	4.0%
Total Senior Unsecured Debt								$5,052,014	$4,935,076	12.6%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental	0.00%			N/A	NM*	$8,497	$12,057	—%
Total Equity/Other								$8,497	$12,057	—%
TOTAL INVESTMENTS	(e)							$23,892,501	$23,296,895	59.3%
____________________

(a)Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2016, 14.5% of the Company’s total assets were non-qualifying assets.
(b)All investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2, 3, 5 and 6 month LIBOR rates were 0.44%, 0.52%, 0.63%, 0.37%, and 0.90%, respectively, as of March 31, 2016. All investments are subject to a LIBOR interest rate floor.
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
(e)Percentages are based on the Company's net assets of $39,289,114 as of March 31, 2016.
*Not meaningful

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of December 31, 2015

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
AccentCare, Inc.		Healthcare	L+575	3 Month LIBOR	1.00%	9/9/2021	$200,000	$196,178	$194,126	0.7%
Alvogen Pharma US, Inc.		Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	388,007	386,597	377,821	1.4%
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	249,375	246,943	246,881	0.9%
Bahakel Communications, Ltd.	(d)	Media - Broadcast	L+750	Various	1.00%	7/29/2020	299,380	263,589	263,556	1.0%
Bahakel Communications, Ltd. - Revolver	(d)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—	—%
Cengage		Directories & Publishing	L+600	1 Month LIBOR	1.00%	3/31/2020	850,000	846,610	826,625	3.3%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1, 2, 3, 5, 6 Month LIBOR	1.50%	9/30/2018	100,000	98,342	91,918	0.4%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+700	3 Month LIBOR	1.00%	11/17/2020	1,000,000	980,317	980,000	3.8%
Lightsquared	(d)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	100,000	97,033	92,225	0.4%
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	199,500	193,797	194,736	0.7%
MyEyeDr - Delayed Draw	(d)	Health Facilities	L+625	1 Month LIBOR	1.00%	8/14/2021	56,973	56,973	56,973	0.2%
MyEyeDr - Revolver	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	43,000	—	—	—%
Natel Engineering Company, Inc.		Electronics	L+575	1 Month LIBOR	1.00%	4/10/2020	195,000	196,657	192,075	0.7%
Physiotherapy Associates, Inc.		Healthcare	L+475	3 Month LIBOR, Prime	1.00%	6/4/2021	61,845	61,557	61,536	0.2%
Plano Molding Company, LLC	(d)	Consumer Products	L+600	3 Month LIBOR	1.00%	5/12/2021	99,500	98,517	96,463	0.4%
Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	796,691	716,400	638,947	2.4%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2015

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Santek Waste Services, Inc.	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	686,541	658,294	657,980	2.5%
Santek Waste Services, Inc. - Delayed Draw	(d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	249,000	38,209	38,209	0.1%
Santek Waste Services, Inc. - Revolver	(d)	Environmental	L+1000	Unfunded	1.00%	12/04/2020	66,000	—	—	—%
Skillsoft Corp.		Technology	L+475	6 Month LIBOR	1.00%	4/28/2021	99,496	98,190	76,612	0.3%
TaxAct, Inc.	(a) (d)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	1,000,000	925,000	975,000	3.8%
Tribune Publishing Company	(d)	Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	96,154	94,799	89,664	0.3%
Walgreens Infusion		Healthcare	L+500	3 Month LIBOR	1.00%	4/7/2022	596,505	597,445	592,031	2.3%
Weather Channel		Cable	L+500	3 Month LIBOR	0.75%	2/11/2020	90,273	89,419	90,143	0.3%
Total Senior Secured Loans - First Lien								$6,940,866	$6,833,521	26.1%
Senior Secured Loans - Second Lien
AccentCare, Inc.	(d)	Healthcare	L+950	3 Month LIBOR	1.00%	9/3/2022	$200,000	$196,620	$194,374	0.7%
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	300,000	297,753	294,000	1.1%
Cirque Du Soleil	(a)	Entertainment	L+825	1 Month LIBOR	1.00%	6/23/2023	1,250,918	1,237,784	1,175,863	4.5%
Hostess Brands, Inc.		Food - Wholesale	L+750	1 Month LIBOR	1.00%	7/28/2023	750,000	749,990	741,562	2.8%
Lightsquared	(c) (d)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,115,000	1,001,069	945,409	3.6%
Penton Media, Inc.		Business Services	L+775	3 Month LIBOR	1.25%	10/2/2020	1,250,000	1,251,566	1,221,875	4.7%
Physiotherapy Associates, Inc.		Healthcare	L+850	3 Month LIBOR	1.00%	6/3/2022	938,000	928,847	933,310	3.6%
Total Senior Secured Loans - Second Lien								$5,663,629	$5,506,393	21.0%
Senior Secured Bonds

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2015

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Covenant Surgical Partners	(d)	Health Facilities	8.75%			8/1/2019	$400,000	$402,082	$397,916	1.5%
Florida East Coast Holdings Corp.		Railroads	6.75%			5/1/2019	600,000	600,000	549,000	2.1%
Hexion, Inc.		Chemicals	10.00%			4/15/2020	900,000	819,357	747,000	2.9%
Radio One, Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	481,322	445,000	1.7%
Total Senior Secured Bonds								$2,302,761	$2,138,916	8.2%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,034,960	$1,047,500	4.0%
Emerald Expo Holdings, Inc.		Business Services	9.00%			6/15/2021	1,000,000	1,009,937	950,000	3.6%
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	77,674	0.3%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	115,275	0.4%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	481,759	489,060	1.9%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	740,093	624,000	2.4%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	400,000	409,920	382,000	1.5%
Total Senior Unsecured Debt								$3,869,669	$3,685,509	14.1%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental	0.00%			N/A	NM*	$8,497	$8,497	—%
Total Equity/Other								$8,497	$8,497	—%
TOTAL INVESTMENTS	(e)							$18,785,422	$18,172,836	69.4%
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

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
As of March 31, 2016
(Unaudited)
Note 1. Organization
Griffin-Benefit Street Partners BDC Corp., a Maryland corporation (the "Company"), was formed on May 27, 2014 under the Maryland General Corporation Law. The Company was organized as an externally managed, non-diversified closed-end management investment company and has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company intends to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986 for the year ended December 31, 2015. The Company's year-end is December 31.
The Company intends to use substantially all of the proceeds the Company has received from the offering of its shares, net of expenses, to make investments in private U.S. middle-market companies in accordance with the Company's investment objectives. There can be no assurance the Company will resume the Offering or that it will be able to sell all of its shares in the Offering.
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or "Adviser"), a Delaware limited liability company. GBA is indirectly owned by Griffin Capital Corporation ("Griffin Capital") and Randy Anderson, the Company's Executive Vice President who directly holds a 5% interest in GBA. Kevin A. Shields, a director and president of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA oversees the management of the Company's activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Benefit Street is a registered investment adviser under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to a sub-advisory agreement between the Company, GBA, and Benefit Street.

The Company has entered into a dealer manager agreement with Griffin Capital Securities, LLC, formerly Griffin Capital Securities Inc. ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), both of which are indirect subsidiaries of Griffin Capital.

On January 20, 2015, the Company began offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"). On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations. On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the Adviser or Sub-adviser, respectively. On December 23, 2015, the Company decreased its public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy.
As of March 31, 2016, the Company had issued 4,563,196 shares of common stock for gross proceeds of approximately $44.8 million, including shares purchased in the private placement and shares issued pursuant to the Company's distribution reinvestment plan ("DRP").
On March 15, 2016, the Company’s board of directors determined that it was in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering. The Adviser has proposed to the board of directors that the Company elect an alternative fund structure that is expected to reduce the Company’s exposure to potential federal and state regulatory challenges and unfavorable market conditions facing non-traded BDCs. Such alternative structures include an interval fund structure through which the Company may be allowed to consummate investments generally not otherwise available to BDCs.
The Company will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

The Company's transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. The Company also sent written notification to its stockholders that the distribution reinvestment plan was suspended, effective March 15, 2016.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X of the Securities Act of 1933. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance as of March 31, 2016.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of March 31, 2016.
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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment and estimates be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed.

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
Below is a description of factors that the Valuation and Pricing Committee, with the assistance of an independent third-party valuation specialist in certain circumstances, may consider when valuing the Company's equity and debt investments where a market price is not readily available:

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

•
designated members of the Valuation and Pricing Committee, or as delegated to the Adviser and Sub-Adviser, will review and comment on the preliminary valuation provided by the independent third-party valuation firm;

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest that represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company does not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. The Company does not accrue a receivable for interest on loans and debt investments if it is determined that interest for such loans and debt investments is not collectible. Loans will be placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Upfront loan origination fees, original issue discount and market discount are capitalized, and amortized as interest income using the effective yield method. Prepayment premiums on loans and debt investments are recorded as interest income.

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

Organization Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organization costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced organization costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Organization costs were expensed when the Company became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. For the quarter ended March 31, 2016 Griffin Capital and its affiliates incurred $7,322 of organization costs.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the Offering. Until the Company achieved the minimum offering requirement, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced offering costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Offering costs are capitalized and amortized over a twelve month period as an expense. The unamortized balance of these costs are reflected in the statements of assets and liabilities as deferred offering costs, net. The offering costs are subject to reimbursement by the Company and are included within due to affiliates on the statements of assets and liabilities. As a result of the suspension of the Offering, the Company wrote off the unamortized deferred offering costs, as of March 15, 2016, of approximately $0.7 million.
Income Taxes
The Company intends to qualify, for tax treatment, as a RIC, which requires it, in each fiscal year, to distribute at least 90% of the sum of (i) investment company taxable income, which is generally the Company's ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of the Company's gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). If the Company qualifies as a RIC and meets the Annual Distribution Requirement, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to the Company's stockholders. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
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
The Company intends to elect to be taxed as a RIC for the tax year ended December 31, 2015. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax return.
Recently Issued Accounting Pronouncements
 In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.
In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as a result of the June 18, 2015, Emerging Issues Task Force meeting, in which the SEC stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. The Company does not expect the adoption of ASU No. 2015-15 to have a material impact on the its financial statements.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2015-07”). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the statements of assets and liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. The Company has adopted the provisions of ASU 2015-07 as of December 15, 2015, and the adoption did not have a material impact on its financial statements and disclosures.
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

Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2016 (with corresponding percentage of total portfolio investments):

	As of March 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$10,851,870	45.4%	$10,847,407	46.6%
Senior Secured Loans - Second Lien	6,273,521	26.3	5,868,605	25.2
Senior Secured Bonds	1,706,599	7.2	1,633,750	7.0
Senior Unsecured Debt	5,052,014	21.1	4,935,076	21.2
Equity/Other	8,497	NM (1)	12,057	NM (1)
Total	$23,892,501	100.0%	$23,296,895	100.0%
__________________
(1) Not meaningful
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
__________________
(1) Not meaningful

The following table shows the composition by industry grouping based on fair value as of March 31, 2016:

	As of March 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$4,399,060	18.9%
Technology	3,120,892	13.4
Healthcare	2,490,534	10.7
Software/Services	2,316,869	9.9
Food - Wholesale	1,693,800	7.3
Telecom	1,586,963	6.9
Entertainment	1,172,611	5.0
Cable	1,092,500	4.7
Health Facilities	883,784	3.7
Directories & Publishing	844,643	3.6
Chemicals	808,500	3.5
Environmental	713,528	3.1
Media - Broadcast	704,608	3.0
Retail	629,104	2.7
Pharmaceuticals	376,261	1.6
Electronics	187,688	0.8
Consumer Products	96,301	0.4
Energy - Exploration & Production	91,967	0.4
Newspaper	87,282	0.4
Total	$23,296,895	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

See Note 11, Subsequent Events - Portfolio Update, for a discussion of the Company's investment activity subsequent to March 31, 2016.

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

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of March 31, 2016 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents fair value measurements of investments, by major class, as of March 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$8,465,726	$2,381,681	$10,847,407
Senior Secured Loans - Second Lien	—	4,695,994	1,172,611	5,868,605
Senior Secured Bonds	—	1,633,750	—	1,633,750
Senior Unsecured Debt	—	4,935,076	—	4,935,076
Equity/Other	—	—	12,057	12,057
Total	$—	$19,730,546	$3,566,349	$23,296,895

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$3,296,797	$3,536,724	$6,833,521
Senior Secured Loans - Second Lien	—	4,366,610	1,139,783	5,506,393
Senior Secured Bonds	—	1,741,000	397,916	2,138,916
Senior Unsecured Debt	—	3,685,509	—	3,685,509
Equity/Other	—	—	8,497	8,497
Total	$—	$13,089,916	$5,082,920	$18,172,836

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2016:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
Net change in unrealized appreciation (depreciation) on investments	(843)	(3,615)	—	3,560	(898)
Purchases and other adjustments to cost (1)	6,348	362	—	—	6,710
Sales and redemptions (1)	(3,727)	—	—	—	(3,727)
Net realized gain from investments	68	—	—	—	68
Transfers in	—	1,175,863	—	—	1,175,863
Transfers out	(1,156,889)	(1,139,782)	(397,916)	—	(2,694,587)
Balance as of March 31, 2016	$2,381,681	$1,172,611	$—	$12,057	$3,566,349
_______________________
(1) Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. During the quarter ended March 31, 2016, the Company recorded $2.7 million in transfers from level 3 to level 2 due to an increase in observable inputs in market data. During the quarter ended March 31, 2016, the Company recorded $1.2 million in transfers from level 2 to level 3 due to a decrease in observable inputs in market data.

The net change in unrealized depreciation for the three months ended March 31, 2016 attributable to Level 3 investments still held at March 31, 2016 is $898 and is included in net unrealized appreciation on investments on the statement of operations.

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of March 31, 2016, which consisted of eleven senior secured first lien loans, one senior secured second lien loan, and one equity investment. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$2,381,681	Discounted Cash Flow Approach	Discount Rate	7.71%	22.13%	10.59%
Senior Secured Loans - Second Lien	$1,172,611	Discounted Cash Flow Approach	Discount Rate	11.35%	11.35%	11.35%
Equity/Other	$12,057	Discounted Cash Flow Approach	Discount Rate	11.66%	11.66%	11.66%

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

Note 5. Related Party Transactions
The following table summarizes the offering, organizational, and operating costs incurred by, and fees earned by, the Adviser as of March 31, 2016 and December 31, 2015. These amounts are included in due to affiliates on the statements of assets and liabilities, net of certain due to affiliate amounts that were otherwise used as an offset against expense support amounts computed pursuant to the Expense Support and Conditional Reimbursement Agreement, as discussed below.

	As of March 31, 2016	As of December 31, 2015
Organizational costs	$451,428	$444,106
Offering costs	2,116,259	2,116,259
General & administrative	106,371	83,998
Directors fees	117,192	117,192
Professional fees	215,362	215,362
Insurance expense	355,322	344,441
Base management fees earned	197,432	94,324
Total due to affiliates	3,559,366	3,415,682
Expense reimbursement	(2,604,307)	(1,679,249)
Total due to affiliates	$955,059	$1,736,433
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

Base Management Fee

The base management fee will be calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. For the three months ended March 31, 2016, the Company incurred $0.1 million in base management fees.

Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Expense support and conditional reimbursement of incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its distribution reinvestment plan, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program. No incentive fees on income were incurred for the three months ended March 31, 2016.
Incentive Fee on Capital Gains
An incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) and will equal 20.0% of the Company's realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. No incentive fees on capital gains were incurred for the three months ended March 31, 2016.
Organization and Offering Costs
The Company's payment of organization and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) is anticipated to be approximately 1.5% of the gross proceeds from the Offering. Griffin Capital and its affiliates incurred offerings costs of approximately $2.1 million as of both March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, Griffin Capital and its affiliates incurred total organizational costs of $0.5 million and $0.4 million, respectively. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. The decision to fund the organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.

Expense Support and Conditional Reimbursement Agreement
On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement (as amended, the "ESA"). On March 23, 2016, the Company and the Adviser executed the Amendment to the Expense Support and Conditional Reimbursement Agreement (the “Amended ESA”), which is effective for all reimbursement payments from the Company to the Adviser made on or after December 31, 2015. Pursuant to the ESA, as amended, GBA has agreed to reimburse, or offset such reimbursement against amounts due to GBA, the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to stockholders will be paid from the Company’s Offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the ESA, as amended, the Company may have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organization and offering costs that have been included in operating expense, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current "operating expense ratio" is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organization and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organization and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organization and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. The Company will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.
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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019

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

(4)
Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders best interests to have suspended the offering and distribution reinvestment plan. For the month of March and April, the board of directors determined to maintain the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the ESA will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. As of March 31, 2016, GBA has supported approximately $3.6 million of the Company's operating expenses, including organization and offering expenses, and distributions pursuant to the ESA, as well as other additional support. For the three months ended March 31, 2016, of the total support, $1.3 million is included on the statement of operations as an expense reimbursement and approximately $0.2 million is reflected as a capital contribution on the statement of changes in net assets as distribution support. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $0.7 million of support settled in cash, which was funded by GBA as of the date of this report and included in due from affiliates on the statements of assets and liabilities. As of March 31, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the ESA.

Administrative Services
Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of Griffin Capital BDC Administrator. The Company will not incur the costs from both Griffin Capital BDC Administrator and the third-party provider for similar services. As of March 31, 2016 and December 31, 2015, Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
As of March 31, 2016, GBA and Benefit Street had incurred certain expenses related to the Company, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.8 million. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, which entitled the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which was a 7.0% commission of gross proceeds. In addition, the Dealer Manager received a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. For the three months ended March 31, 2016, the Company paid dealer manager fees of $0.4 million and paid sales commissions of $1.0 million. For the period ended December 31, 2015, the Company paid dealer manager fees of $0.8 million and paid sales commissions of $1.8 million.

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
Benefit Street and its affiliates currently manage a number of investment accounts and private investment funds, including hedge funds, single investor funds, sector specific, asset class specific or geographically specific private investment funds with investment guidelines substantially similar in whole or in part to the Company's investment guidelines and intends to manage additional investment accounts and private investment funds. Certain funds managed by Providence may pursue investment opportunities similar to those that the Company intends to pursue. As a result, the Company may not be provided with the opportunity to fully invest in all investment opportunities available to Providence, Benefit Street, and the Company that would be suitable for the Company. To the extent that Providence or Benefit Street is presented with an investment opportunity that would be appropriate for the Company and another fund sub-advised or managed by Providence or Benefit Street, Benefit Street and/or Providence may be faced with a conflict.
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

Note 6. Commitments and Contingencies
Distribution Reinvestment Plan
The Company had implemented a distribution reinvestment plan that allowed stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. On November 11, 2015, the Company’s board of directors voted to amend and restate the DRP such that the purchase price for shares of common stock pursuant to the DRP shall be 90% of the price that common stock is sold in the offering at the weekly closing immediately following the distribution payment date. The amended and restated DRP became effective as of November 26, 2015.  No sales commission or dealer manager fee was paid on shares sold through the distribution reinvestment plan. For the three months ended March 31, 2016, the Company issued 25,951 shares under the DRP. Effective March 15, 2016, the Company suspended purchases pursuant to the DRP.
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
Note 7. Common Stock
As of March 31, 2016, the Company had issued 4,563,196 shares of common stock outstanding for gross offering proceeds of approximately $44.8 million, including shares issued in the private placement and 25,951 shares issued pursuant to the DRP.
On March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering.
The Company's transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. The Company also sent written notification to its stockholders that the distribution reinvestment plan was suspended, effective March 15, 2016.

Note 8. Per Share Information
Basic increase (decrease) in net assets resulting from operations per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2016.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2016:

For the Three Months Ended March 31,
2016
Basic and diluted
Net increase in net assets resulting from operations	$213,454
Weighted average common stock outstanding	3,927,271
Net increase in net assets per share resulting from operations	$0.05

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016	$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016	$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	$—	April 1, 2016	$0.002049	7.65%	(2)
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
(2) Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders best interests to have suspended the offering and distribution reinvestment plan. For the month of March and April, the board of directors determined to maintain the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

Note 9. Distributions
For the three months ended March 31, 2016, the Company had declared approximately $0.7 million in stockholder distributions. Approximately $0.5 million of these distributions were declared and paid in cash and $0.2 million shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP		Total Distributions Paid/ Accrued
January 31, 2016	February 1, 2016	103,281	108,650		211,931
February 29, 2016	March 1, 2016	112,704	119,696		232,400
March 31, 2016	April 1, 2016	288,199	—	(1)	288,199
		$504,184	$228,346		$732,530

(1)Effective March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the offering and the distribution reinvestment plan. Beginning with the month of March, all distributions were paid in cash.

Distributions in excess of the Company's current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Of the dividends declared during the three months ended March 31, 2016, 100% were distributions derived from the Company's current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2016 distributions to stockholders.

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

Note 10. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2016:

For the Three Months ended March 31, 2016 (1)
Per share data:
Net asset value, beginning of period	$8.61

Results of operations
Net investment income	0.04
Net realized and unrealized appreciation on investments	0.01
Net increase in net assets resulting from operations	0.05

Stockholder distributions (2)
Distributions from investment income and realized gains	(0.19)
Net decrease in net assets resulting from stockholder distributions	(0.19)

Capital share transactions
Issuance of common stock (3)	0.11
Net increase in net assets resulting from capital share transactions	0.11

Other (4)	0.03
Net asset value, end of period	$8.61

Shares outstanding at end of period	4,563,196
Total return	2.14%
Ratio/Supplemental data:
Net assets, end of period	39,289,114
Ratio of net investment loss to average net assets (5)	2.05%
Ratio of operating expenses to average net assets (5)	4.06%
Portfolio turnover rate (6)	9.04%

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
(4) Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5) For the three months ended March 31, 2016, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets is (14.45)% and 20.56%, respectively.
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
Note 11. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the financial statements except for the following:
Portfolio Update

As of April 27, 2016, the Company made the following investments subsequent to March 31, 2016:

Portfolio Company	Industry	Rate	LIBOR Floor	Maturity	Principal	Amortized Cost
Senior Secured Loans - First Lien
Affinion Group	Business Services	L+525	1.50%	04/30/2018	500,000	$442,500
Total Senior Secured Loans - First Lien						$442,500
Senior Secured Loans - Second Lien
Cirque Du Soleil	Entertainment	L+825	1.00%	6/23/2023	84,000	$73,099
Total Senior Secured Loans - Second Lien						$73,099
Senior Unsecured Debt
Emerald Expo Holdings, Inc.	Business Services	9.00%		6/15/2021	1,650,000	$1,586,182
Presidio Holdings Inc	Technology	10.25%		2/15/2023	300,000	$286,591
Total Senior Unsecured Debt						$1,872,773
TOTAL INVESTMENTS						$2,388,372

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

We primarily invest in private U.S. companies in the middle market with EBITDA of approximately $5 million to $100 million. However, we may invest in larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We expect that our investments will generally range between $5 million and $50 million, although the size of our initial investments may be smaller. Under our investment strategy, we intend to maintain a strong focus on credit quality, including a high level of investment discipline and selectivity. We believe that investing in the debt of private companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with these companies. Because private companies have limited access to capital providers, debt investments in such companies typically carry above market interest rates and include better-than-market terms. As a result, we believe investments in private companies result in attractive risk-adjusted returns.

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

On July 25, 2014 and July 28, 2014, pursuant to a private placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, for an aggregate of $0.2 million and 22,222 shares. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the Adviser or Sub-adviser, respectively. On January 20, 2015, we began offering on a continuous basis up to $1.5 billion in shares of common stock, which we began offering at an initial offering price of $10.00 per share (the "Offering"). On December 23, 2015, we decreased our public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy.

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

Our transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders that we are suspending our distribution reinvestment plan, effective March 15, 2016.

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
Portfolio and Investment Activity

During the three months ended March 31, 2016, we made approximately $6.9 million of investments in portfolio companies and had approximately $1.9 million of exits and repayments, resulting in net investments at amortized cost of approximately $5.0 million for the period. See Note 3, Investments, to the financial statements.
Our portfolio composition, based on fair value at March 31, 2016, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$10,847,407	46.6%	7.2%
Senior Secured Loans - Second Lien	5,868,605	25.2	10.0
Senior Secured Bonds	1,633,750	7.0	9.0
Senior Unsecured Debt	4,935,076	21.2	10.0
Equity/Other	12,057	NM (2)	N/A
Total	$23,296,895	100.0%	8.6%
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
(2) Not meaningful

The following table shows the composition by industry grouping based on fair value as of March 31, 2016:

	As of March 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$4,399,060	18.9%
Technology	3,120,892	13.4
Healthcare	2,490,534	10.7
Software/Services	2,316,869	9.9
Food - Wholesale	1,693,800	7.3
Telecom	1,586,963	6.9
Entertainment	1,172,611	5.0
Cable	1,092,500	4.7
Health Facilities	883,784	3.7
Directories & Publishing	844,643	3.6
Chemicals	808,500	3.5
Environmental	713,528	3.1
Media - Broadcast	704,608	3.0
Retail	629,104	2.7
Pharmaceuticals	376,261	1.6
Electronics	187,688	0.8
Consumer Products	96,301	0.4
Energy - Exploration & Production	91,967	0.4
Newspaper	87,282	0.4
Total	$23,296,895	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

Results of Operations

Operating results for the three months ended March 31, 2016 were as follows:

For the Three Months Ended March 31,
2016
Total investment income	$503,403
Total expenses, net of reimbursement	336,251
Net investment income	$167,152

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

For the three months ended March 31, 2016, total investment income was $0.5 million and was attributable to interest income from investments in portfolio companies. During the three months ended March 31, 2016, the average portfolio fair value was approximately $20.7 million. As of March 31, 2016 the portfolio had a weighted average current yield of 8.6%. The average portfolio fair value is calculated based on average investments at fair value using current quarter and prior year investments at fair value.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2016 were as follows:

For the Three Months Ended March 31,
2016
Base management fees	$103,108
Organizational costs	7,322
General & administrative	78,452
Amortization of offering costs	1,288,646
Professional fees	109,469
Insurance expense	49,091
Directors fees	43,470
Total expenses before reimbursement	1,679,558
Expense reimbursement	(1,343,307)
Total expenses, net of reimbursement	$336,251

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

For the three months ended March 31, 2016, we incurred organization costs of $7,322 and amortization of offering costs of approximately $1.3 million, which represented the write off of the remaining deferred offering costs. We became liable, subject to the expense support and conditional reimbursement agreement (as amended, the "ESA"), to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement, which occurred on May 1, 2015, as a result of raising the minimum offering requirement. These organization and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Net Realized Gain from Investments

For the three months ended March 31, 2016, we had $1.9 million of principal repayments, resulting in $0.03 million of realized gains for the three months ended March 31, 2016.

Net Change in Unrealized Appreciation on Investments

For the three months ended March 31, 2016, our investments had approximately $0.02 million of unrealized appreciation as a result of changes in market conditions.

Changes in Net Assets from Operations

For the three months ended March 31, 2016, we recorded a net increase in net assets resulting from operations of $0.2 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2016, our per share net increase in net assets resulting from operations was $0.05.

Cash Flows for the Three Months Ended March 31, 2016

For the three months ended March 31, 2016, net cash used in operating activities was approximately $5.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2016 were primarily related to purchases of investments totaling approximately $6.9 million, offset mostly by exits and repayments of $1.9 million.

Net cash provided by financing activities of approximately $12.7 million during the three months ended March 31, 2016 was primarily related to net proceeds from the issuance of common stock of approximately $13.1 million.

Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, we and GBA entered in to the ESA. On March 23, 2016, the Company and the Adviser executed the Amendment to the Expense Support and Conditional Reimbursement Agreement (the “Amended ESA”), which is effective for all reimbursement payments from the Company to the Adviser made on or after December 31, 2015. Pursuant to the ESA, as amended, GBA has agreed to reimburse us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the ESA, as amended, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organization and offering costs that have been included in operating expenses, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current “operating expense ratio” is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organization and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organization and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organization and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. We will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.

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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019

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

(4)
Effective March 15, 2016, our board of directors determined that it was in our and the stockholders best interests to have suspended the offering and distribution reinvestment plan. For the month of March and April, our board of directors determined to maintain the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the ESA will remain in effect or that GBA will reimburse any portion of the Company's expenses in future quarters. As of March 31, 2016, GBA has supported approximately $3.6 million of the Company's operating expenses, including organization and offering expenses, and distributions pursuant to the ESA, as well as other additional support. For the three months ended March 31, 2016, of the total support, $1.3 million is included on the statement of operations as an expense reimbursement and approximately $0.2 million is reflected as a capital contribution on the statement of changes in net assets as distribution support. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $0.7 million of support settled in cash, which was funded by GBA as of the date of this report and included in due from affiliates on the statements of assets and liabilities. As of March 31, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the ESA.

Administrative Services

Griffin Capital BDC Administrator, LLC (our "Administrator") will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which our Administrator will also furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services. As of March 31, 2016 and December 31, 2015, our Administrator waived reimbursement for the cost of any administrative services provided.
As of March 31, 2016, GBA and Benefit Street had incurred certain expenses related to us, including directors fees, insurance expenses, professional fees and other general and administrative expenses, of approximately $0.8 million. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
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
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of March 31, 2016, we have raised total gross proceeds of approximately $44.8 million pursuant to the Offering plus the proceeds from the private placement.

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

Our transfer agent ceased accepting subscriptions on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders that we are suspending our distribution reinvestment plan, effective March 15, 2016.

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

We will continue to invest the offering proceeds raised prior to the suspension of the Offering. We will, however, continue to monitor our cash position in order to maintain an amount sufficient to pay operating expenses and distributions to our stockholders.
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
We intend to make any distributions in the form of cash out of assets legally available for such purpose. Before March 15, 2016, a stockholder could have elected to receive their distributions in additional common stock pursuant to our distribution reinvestment plan. Any distributions reinvested under the plan, prior to the termination of the DRP, will remain taxable to U.S. taxholders.
Effective March 15, 2016, we suspended our distribution reinvestment plan, and stockholders may not elect to receive distributions in the form of any additional common stock.

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

Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. The following are our most critical accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies:

•	Valuation of Portfolio Investments, Valuation Methods and Valuation Process;

•	Revenue Recognition;

•	Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation;

•	Organization and offering costs; and

•	Income Taxes.

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the financial statements.

Distributions
The table below shows our distribution declarations since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016	$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016	$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	$—	April 1, 2016	$0.002049	7.65%	(2)
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
(2) Effective March 15, 2016, the Company's board of directors determined that was in the Company's and stockholders best interests to have suspended the offering and distribution reinvestment plan. For the month of March and April, the board of directors determined to maintain the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
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

See Note 5, Related Party Transactions, to our financial statements contained in this Quarterly Report on Form 10-Q for additional information regarding our related party transactions and relationships.

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
Recent Developments
See Note 11, Subsequent Events, to the financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2016, we did not engage in hedging activities.
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
Assuming that the statements of assets and liabilities as of March 31, 2016 remains constant and that we take no actions to alter our existing interest rate sensitivity, the following table shows the impact to interest income and net investment income as the result of changes in variable interest rates:

Basis point increase:	Interest Income	Interest Expense	Net Increase (Decrease)
100	$83,284	$—	$83,284
200	262,697	—	262,697
300	443,090	—	443,090
400	623,482	—	623,482
500	803,875	—	803,875

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended March 31, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

(c)
Effective March 23, 2016, John Canning, the Company’s Chief Compliance Officer, in connection with his resignation from Cipperman Compliance Services ("CCS") resigned from such position.  On March 23, 2016, the Company’s board of directors, after consultation with CCS, voted to appoint Jay Haas as the Company’s Chief Compliance Officer to fill the position vacated by Mr. Canning.

ITEM 6.     EXHIBITS

The following exhibits are included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of May 2016.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ David C. Rupert
Name:	David C. Rupert
Title:	Chief Executive Officer (Principal Executive Officer)