Form 10-Q
period 2016-06-30
Griffin-Benefit Street Partners BDC Corp.
filed 2016-08-12
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 12, 2016, the Registrant had 4,563,196 shares of common stock, $0.001 par value, outstanding.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

PART I. Financial Information
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
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Item 1. Financial Statements

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $27,070,381 and $18,785,422, respectively)	$26,703,233	$18,172,836
Cash and cash equivalents	17,475,551	9,577,910
Deferred offering costs (net of accumulated amortization of $2,401,896 and $1,113,250, respectively)	—	1,212,054
Interest receivable from investments	297,094	199,483
Prepaid expenses	85,693	185,110
Due from affiliates	642,088	273,903
Receivable for unsettled trades	649,699	—
Accounts receivable	77,852	9,000
Total assets	$45,931,210	$29,630,296
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$162,016	$330,175
Management fees payable to affiliate	124,658	94,324
Due to affiliates	1,161,596	1,736,433
Offering costs payable	—	209,045
Distributions payable	280,502	81,991
Directors fees payable	73,098	33,963
Unsettled trades payable	4,830,584	943,000
Discount for unsettled trades	9,007	—
Total liabilities	6,641,461	3,428,931
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2016 and December 31, 2015, respectively	$—	$—
Common stock, $0.001 par value; 450,000,000 shares authorized; 4,563,196 and 3,043,132 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4,563	3,043
Capital in excess of par value	41,512,483	27,641,155
Distributions	(2,134,346)	(550,960)
Accumulated net investment income (loss)	273,479	(279,539)
Accumulated net realized gain from investments	3,567	252
Accumulated net unrealized depreciation on investments	(367,148)	(612,586)
Accumulated net unrealized depreciation on unfunded investments	(2,849)	—
Total stockholders' equity	39,289,749	26,201,365
Total liabilities and stockholders' equity	$45,931,210	$29,630,296
Net asset value per share	$8.61	$8.61
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment income:
Interest from investments	$610,837	$17,323	$1,114,240	$17,323
Total investment income	610,837	17,323	1,114,240	17,323
Operating expenses:
Base management fees	124,658	4,325	227,766	4,325
Organizational costs	—	367,927	7,322	367,927
General & administrative	132,687	25,534	211,139	25,534
Amortization of offering costs	—	229,334	1,288,646	229,334
Professional fees	71,021	101,249	180,490	101,249
Insurance expense	49,637	44,399	98,728	44,399
Directors fees	36,549	24,567	80,019	24,567
Total expenses before reimbursement	414,552	797,335	2,094,110	797,335
Expense reimbursement (Note 5)	(189,581)	(828,028)	(1,532,888)	(828,028)
Total expenses, net of reimbursement	224,971	(30,693)	561,222	(30,693)
Net investment income	385,866	48,016	553,018	48,016
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(26,006)	7	3,315	7
Net change in unrealized appreciation (depreciation) on investments	228,458	(13,757)	245,438	(13,757)
Net change in unrealized depreciation on unfunded investments	(2,849)	—	(2,849)	—
Net gain (loss) on investments	199,603	(13,750)	245,904	(13,750)
Net increase in net assets resulting from operations	$585,469	$34,266	$798,922	$34,266
Per share information - basic and diluted
Net increase in net assets per share resulting from operations - basic and diluted	$0.13	$0.16	$0.19	$0.29
Weighted average common stock outstanding - basic and diluted	4,563,196	214,360	4,245,233	118,822
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Operations:
Net investment income	$553,018	$48,016
Net realized gain from investments	3,315	7
Net unrealized appreciation (depreciation) on investments	245,438	(13,757)
Net change in unrealized depreciation on unfunded investments	(2,849)	—
Net increase in net assets resulting from operations	798,922	34,266
Stockholder distributions:
Distributions reinvested	(228,346)	(14,271)
Distributions from investment income and realized gains	(1,355,040)	(20,746)
Net decrease in net assets resulting from stockholder distributions	(1,583,386)	(35,017)
Capital share transactions:
Issuance of common stock, net of discounts and offering costs	13,178,673	2,635,000
Distribution support contribution	465,829	—
Reinvestment of stockholder distributions	228,346	14,271
Net increase in net assets resulting from capital share transactions	13,872,848	2,649,271
Total increase in net assets	13,088,384	2,648,520
Net assets at beginning of period	26,201,365	200,000
Net assets at end of period	$39,289,749	$2,848,520
Net asset value per common share	$8.61	$9.00
Common stock outstanding at end of period	4,563,196	316,502
Undistributed (distributions in excess of) net investment income at end of period	$(1,860,867)	$12,999

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30, 2016	For the Six Months ended June 30, 2015
Operating Activities:
Net increase in net assets resulting from operations	$798,922	$34,266
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind interest income	(105,902)	—
Net (accretion of discount)/amortization of premium on investments	(76,880)	187
Principal repayments of investments	6,004,070	2,532
Purchase of investments	(14,102,932)	(2,604,203)
Net realized gain from investments	(3,315)	(7)
Net change in unrealized (appreciation) depreciation on investments	(245,438)	13,757
Amortization of offering costs	1,288,646	—
(Increase) decrease in operating assets:
Interest receivable from investments	(97,611)	—
Deferred offering costs	—	(1,142,911)
Prepaid expenses	99,417	—
Due from affiliates	(368,185)	—
Other assets	—	(71,998)
Receivable for unsettled trades	(649,699)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(168,159)	—
Management fees payable to affiliate	30,334	4,325
Due to affiliates	(574,837)	1,107,893
Directors fees payable	39,135	—
Unsettled trades payable	3,887,584	787,393
Discount for unsettled trades	9,007	—
Net cash used in operating activities	(4,235,843)	(1,868,766)
Financing activities:
Issuance of common stock, net of discounts and offering costs	13,109,821	2,635,000
Distribution support contribution	465,829	—
Distributions paid to stockholders	(1,156,529)	(1,491)
Offering costs paid	(285,637)	—
Net cash provided by financing activities	12,133,484	2,633,509
Net increase in cash and cash equivalents	7,897,641	764,743
Cash and cash equivalents, beginning of period	9,577,910	200,000
Cash and cash equivalents, end of period	$17,475,551	$964,743
Supplemental disclosure of non-cash operating transactions:
Paid-in-kind interest income	$105,902	$—
Supplemental disclosure of non-cash financing transactions:
Distributions declared and payable	$280,502	$19,255
Distribution paid through DRP share issuances	$228,346	$14,271

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of June 30, 2016 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
AccentCare, Inc.		Healthcare	L+575	3 Month LIBOR	1.00%	9/3/2021	$197,500	$193,983	$191,081	0.5%
Affinion Group		Business Services	L+525	3 Month LIBOR	1.50%	4/30/2018	1,991,091	1,787,948	1,800,701	4.7%
Alvogen Pharma US, Inc.		Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	378,547	377,191	373,815	1.0%
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	248,125	245,916	247,661	0.6%
Bahakel Communications, Ltd. - Revolver	(d)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—	—%
Bahakel Communications, Ltd.	(d)	Media - Broadcast	L+750	1 Month LIBOR	1.00%	7/29/2020	285,636	250,025	252,216	0.6%
Cengage	(f)	Directories & Publishing	L+425	1 Month LIBOR	1.00%	6/7/2023	357,040	353,469	352,577	0.9%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1,2,5,6 Month LIBOR	1.50%	9/30/2018	100,000	98,278	92,421	0.2%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+700	3 Month LIBOR	1.00%	11/17/2020	995,000	976,203	975,896	2.5%
Lightsquared	(c)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	104,934	102,224	93,129	0.2%
MyEyeDr - Delayed Draw	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	56,688	55,625	55,900	0.1%
MyEyeDr - Revolver	(d)	Health Facilities	L+625	1 Month LIBOR	1.00%	8/14/2021	43,000	4,214	4,240	—%
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	198,500	194,978	195,721	0.5%
Natel Engineering Company, Inc.		Electronics	L+575	1 Month LIBOR	1.00%	4/10/2020	190,000	191,452	188,100	0.5%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of June 30, 2016 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Plano Molding Company, LLC	(d)	Consumer Products	L+600	3 Month LIBOR	1.00%	5/12/2021	99,000	98,091	94,237	0.2%
Premiere Global Services Inc.	(a) (f)	Telecom	L+650	1 Month LIBOR	1.00%	12/8/2021	1,974,937	1,777,444	1,777,444	4.6%
Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	792,616	719,674	429,994	1.1%
Santek Waste Services, Inc. - Delayed Draw	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/4/2020	249,602	44,675	45,005	0.1%
Santek Waste Services, Inc. - Revolver	(d)	Environmental	L+1000	Unfunded	1.00%	12/4/2020	66,000	—	—	—%
Santek Waste Services, Inc.		Environmental	L+1000	3 Month LIBOR	1.00%	12/4/2020	696,993	676,537	676,990	1.7%
Solarwinds, Inc.	(a)	Technology	L+550	2 Month LIBOR	1.00%	2/3/2023	1,091,000	1,038,591	1,082,817	2.8%
TaxAct, Inc.	(a)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	797,903	741,236	793,914	2.0%
Tribune Publishing Company		Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	78,792	77,777	76,527	0.2%
Veritas	(f)	Software/Services	L+563	3 Month LIBOR	1.00%	1/27/2023	906,728	770,718	797,920	2.0%
Victory Capital Management	(a) (f)	Investments & Misc Financial Services	L+600	3 Month LIBOR	1.00%	10/29/2021	1,750,000	1,697,500	1,706,250	4.4%
Vizient, Inc.		Healthcare	L+525	3 Month LIBOR	1.00%	2/9/2023	1,496,250	1,453,545	1,505,602	3.8%
Walgreens Infusion		Healthcare	L+500	3 Month LIBOR	1.00%	4/7/2022	593,515	594,389	593,889	1.5%
Total Senior Secured Loans - First Lien								$14,521,683	$14,404,047	36.7%
Senior Secured Loans - Second Lien
AccentCare, Inc.		Healthcare	L+950	3 Month LIBOR	1.00%	9/3/2022	$200,000	$196,771	$193,000	0.5%
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	300,000	297,872	279,000	0.7%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of June 30, 2016 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Cirque Du Soleil	(a) (d) (f)	Entertainment	L+825	1 Month LIBOR	1.00%	6/23/2023	1,345,918	1,321,671	1,211,326	3.1%
Lightsquared	(c)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,192,830	1,086,522	741,546	1.9%
Penton Media, Inc.		Business Services	L+775	3 Month LIBOR	1.25%	10/2/2020	1,250,000	1,251,640	1,212,500	3.1%
Total Senior Secured Loans - Second Lien								$4,154,476	$3,637,372	9.3%
Senior Secured Bonds
Covenant Surgical Partners		Health Facilities	8.75%			8/1/2019	$400,000	$401,836	$384,000	1.0%
Hexion, Inc.		Chemicals	10.00%			4/15/2020	900,000	826,222	843,750	2.1%
Radio One, Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	482,473	478,750	1.2%
Total Senior Secured Bonds								$1,710,531	$1,706,500	4.3%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,034,811	$1,145,000	2.9%
Emerald Expo Holdings, Inc.		Business Services	9.00%			6/15/2021	2,400,000	2,341,658	2,424,000	6.2%
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	82,245	0.2%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	123,250	0.3%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	481,809	511,908	1.3%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	745,709	664,000	1.7%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	1,950,000	1,878,207	1,991,437	5.1%
Total Senior Unsecured Debt								$6,675,194	$6,941,840	17.7%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental	0.00%			N/A	NM*	$8,497	$13,474	—%
Total Equity/Other								$8,497	$13,474	—%
TOTAL INVESTMENTS	(e)							$27,070,381	$26,703,233	68.0%
____________________

(a) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, 19.85% of the Company’s total assets were non-qualifying assets.
(b) All investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2, 3, 5 and 6 month LIBOR rates were 0.47%, 0.55%, 0.65%, 0.37%, and 0.92%, respectively, as of June 30, 2016. All investments are subject to a LIBOR interest rate floor.
(c) Represents investments with payment-in-kind interest.
(d) As there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940, in conjunction with a nationally recognized valuation firm. (See Note 4, Fair Value of Financial Instruments, in the accompanying notes to the financial statements.)
(e) Percentages are based on the Company's net assets of $39,289,749 as of June 30, 2016.
(f) Position or portion thereof was unsettled as of June 30, 2016.
(g) All of the Company's are domiciled in the United States except for Cirque Du Soleil which is domiciled in Canada.
*Not meaningful

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of December 31, 2015

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
AccentCare, Inc.		Healthcare	L+575	3 Month LIBOR	1.00%	9/9/2021	$200,000	$196,178	$194,126	0.7%
Alvogen Pharma US, Inc.		Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	388,007	386,597	377,821	1.4%
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	249,375	246,943	246,881	0.9%
Bahakel Communications, Ltd.	(d)	Media - Broadcast	L+750	Various	1.00%	7/29/2020	299,380	263,589	263,556	1.0%
Bahakel Communications, Ltd. - Revolver	(d)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—	—%
Cengage		Directories & Publishing	L+600	1 Month LIBOR	1.00%	3/31/2020	850,000	846,610	826,625	3.3%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1, 2, 3, 5, 6 Month LIBOR	1.50%	9/30/2018	100,000	98,342	91,918	0.4%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+700	3 Month LIBOR	1.00%	11/17/2020	1,000,000	980,317	980,000	3.8%
Lightsquared	(d)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	100,000	97,033	92,225	0.4%
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	199,500	193,797	194,736	0.7%
MyEyeDr - Delayed Draw	(d)	Health Facilities	L+625	1 Month LIBOR	1.00%	8/14/2021	56,973	56,973	56,973	0.2%
MyEyeDr - Revolver	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	43,000	—	—	—%
Natel Engineering Company, Inc.		Electronics	L+575	1 Month LIBOR	1.00%	4/10/2020	195,000	196,657	192,075	0.7%
Physiotherapy Associates, Inc.		Healthcare	L+475	3 Month LIBOR, Prime	1.00%	6/4/2021	61,845	61,557	61,536	0.2%
Plano Molding Company, LLC	(d)	Consumer Products	L+600	3 Month LIBOR	1.00%	5/12/2021	99,500	98,517	96,463	0.4%
Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	796,691	716,400	638,947	2.4%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2015

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Santek Waste Services, Inc.	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	686,541	658,294	657,980	2.5%
Santek Waste Services, Inc. - Delayed Draw	(d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	249,000	38,209	38,209	0.1%
Santek Waste Services, Inc. - Revolver	(d)	Environmental	L+1000	Unfunded	1.00%	12/04/2020	66,000	—	—	—%
Skillsoft Corp.		Technology	L+475	6 Month LIBOR	1.00%	4/28/2021	99,496	98,190	76,612	0.3%
TaxAct, Inc.	(a) (d) (f)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	1,000,000	925,000	975,000	3.8%
Tribune Publishing Company	(d)	Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	96,154	94,799	89,664	0.3%
Walgreens Infusion		Healthcare	L+500	3 Month LIBOR	1.00%	4/7/2022	596,505	597,445	592,031	2.3%
Weather Channel		Cable	L+500	3 Month LIBOR	0.75%	2/11/2020	90,273	89,419	90,143	0.3%
Total Senior Secured Loans - First Lien								$6,940,866	$6,833,521	26.1%
Senior Secured Loans - Second Lien
AccentCare, Inc.	(d)	Healthcare	L+950	3 Month LIBOR	1.00%	9/3/2022	$200,000	$196,620	$194,374	0.7%
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	300,000	297,753	294,000	1.1%
Cirque Du Soleil	(a)	Entertainment	L+825	1 Month LIBOR	1.00%	6/23/2023	1,250,918	1,237,784	1,175,863	4.5%
Hostess Brands, Inc.		Food - Wholesale	L+750	1 Month LIBOR	1.00%	7/28/2023	750,000	749,990	741,562	2.8%
Lightsquared	(c) (d)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,115,000	1,001,069	945,409	3.6%
Penton Media, Inc.		Business Services	L+775	3 Month LIBOR	1.25%	10/2/2020	1,250,000	1,251,566	1,221,875	4.7%
Physiotherapy Associates, Inc.		Healthcare	L+850	3 Month LIBOR	1.00%	6/3/2022	938,000	928,847	933,310	3.6%
Total Senior Secured Loans - Second Lien								$5,663,629	$5,506,393	21.0%
Senior Secured Bonds

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2015

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Covenant Surgical Partners	(d)	Health Facilities	8.75%			8/1/2019	$400,000	$402,082	$397,916	1.5%
Florida East Coast Holdings Corp.		Railroads	6.75%			5/1/2019	600,000	600,000	549,000	2.1%
Hexion, Inc.		Chemicals	10.00%			4/15/2020	900,000	819,357	747,000	2.9%
Radio One, Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	481,322	445,000	1.7%
Total Senior Secured Bonds								$2,302,761	$2,138,916	8.2%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,034,960	$1,047,500	4.0%
Emerald Expo Holdings, Inc.		Business Services	9.00%			6/15/2021	1,000,000	1,009,937	950,000	3.6%
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	77,674	0.3%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	115,275	0.4%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	481,759	489,060	1.9%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	740,093	624,000	2.4%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	400,000	409,920	382,000	1.5%
Total Senior Unsecured Debt								$3,869,669	$3,685,509	14.1%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental	0.00%			N/A	NM*	$8,497	$8,497	—%
Total Equity/Other								$8,497	$8,497	—%
TOTAL INVESTMENTS	(e)							$18,785,422	$18,172,836	69.4%
____________________

(a) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 16.0% of the Company’s total assets were non-qualifying assets.
(b) All investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2, 3, 5 and 6 month LIBOR rates were 0.43%, 0.51%, 0.61%, 0.37%, and 0.85%, respectively, as of December 31, 2015. All investments are subject to a LIBOR interest rate floor.
(c) Represents investments with payment-in-kind interest.
(d) As there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940, in conjunction with a nationally recognized valuation firm. (See Note 4, Fair Value of Financial Instruments, in the accompanying notes to the financial statements.)
(e) Percentages are based on the Company's net assets of $26,201,365 as of December 31, 2015.
(f) Position or portion thereof was unsettled as of December 31, 2015.
(g) All of the Company's are domiciled in the United States except for Cirque Du Soleil which is domiciled in Canada.
*Not meaningful

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2016
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

On January 20, 2015, the Company began offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"). On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations. On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the Adviser or Sub-Adviser, respectively. On December 23, 2015, the Company decreased its public offering price from $10.00 per share to $9.80 per share, in accordance with its pricing policy.
On March 15, 2016, the Company’s board of directors determined that it was in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering. The Adviser proposed to the board of directors that the Company elect an alternative fund structure that is expected to reduce the Company’s exposure to potential federal and state regulatory challenges and unfavorable market conditions non-traded BDCs faced in the fourth quarter of 2015 and the first quarter of 2016. Such alternative structures include an interval fund structure through which the Company may be allowed to consummate investments generally not otherwise available to BDCs. There can be no assurance the Company will resume the Offering or that it will be able to sell all of its shares in the Offering.
The Company will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

The Company's transfer agent ceased accepting subscriptions on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. The Company also sent written notification to its stockholders that the board of directors authorized suspending the DRP, effective March 15, 2016.

As of June 30, 2016, the Company had issued 4,563,196 shares of common stock for gross proceeds of approximately $44.8 million, including shares purchased in the private placement and shares issued pursuant to the Company's distribution reinvestment plan ("DRP").
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X of the Securities Act of 1933. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies ("ASC Topic 946").

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance as of June 30, 2016.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of June 30, 2016.
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
Investments where a market price is readily available
Generally, the value of the Company's equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. If no sales of such interests occurred on the determination date, such interests shall be valued at the bid quote for long investments, and the last ask quote for investments sold but not yet purchased, obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by the Adviser.
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
Investments where a market price is not readily available
Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available are valued at a price that reflects each such security's fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

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

Organizational Costs
Organizational costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organizational costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced organizational costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions. Organizational costs were expensed when the Company became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. For the six months ended June 30, 2016, Griffin Capital and its affiliates incurred $7,322 of organizational costs, none of which was incurred in the three months ended June 30, 2016. For both the three and six months ended June 30, 2015, Griffin Capital and its affiliates incurred $367,927 of organizational costs.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the Offering. Until the Company achieved the minimum offering requirement, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced offering costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions. Offering costs are capitalized and amortized over a twelve month period as an expense. The unamortized balance of these costs are reflected in the statements of assets and liabilities as deferred offering costs, net. The offering costs are subject to reimbursement by the Company and are included within due to affiliates on the statements of assets and liabilities. As a result of the suspension of the Offering, the Company wrote off approximately $0.7 million of unamortized deferred offering costs, as of March 15, 2016.
Income Taxes
The Company intends to qualify, for tax treatment, as a RIC, which requires it, among other items, in each fiscal year, to distribute at least 90% of the sum of (i) investment company taxable income, which is generally the Company's ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of the Company's gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). If the Company qualifies as a RIC and meets the Annual Distribution Requirement, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to the Company's stockholders as dividends. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
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
The Company intends to elect to be taxed as a RIC for the tax year ended December 31, 2015. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2016 or 2015.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016. On April 1, 2015, the FASB voted to defer the effective date of ASU No.2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2016 (with corresponding percentage of total portfolio investments):

	As of June 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$14,521,683	53.6%	$14,404,047	53.9%
Senior Secured Loans - Second Lien	4,154,476	15.4	3,637,372	13.6
Senior Secured Bonds	1,710,531	6.3	1,706,500	6.4
Senior Unsecured Debt	6,675,194	24.7	6,941,840	26.0
Equity/Other	8,497	NM (1)	13,474	0.1
Total	$27,070,381	100.0%	$26,703,233	100.0%
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
__________________
(1) Not meaningful

The following table shows the composition by industry grouping based on fair value as of June 30, 2016:

	As of June 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$6,380,201	23.8%
Telecom	3,329,522	12.5
Technology	3,074,254	11.5
Healthcare	2,483,572	9.3
Financial Services	1,706,250	6.4
Software/Services	1,591,834	6.0
Entertainment	1,211,326	4.5
Cable	1,145,000	4.3
Food - Wholesale	975,896	3.7
Health Facilities	887,522	3.3
Chemicals	843,750	3.2
Environmental	735,469	2.8
Media - Broadcast	730,966	2.7
Retail	429,994	1.6
Pharmaceuticals	373,815	1.4
Directories & Publishing	352,577	1.3
Electronics	188,100	0.7
Consumer Products	94,237	0.4
Energy - Exploration & Production	92,421	0.3
Newspaper	76,527	0.3
Total	$26,703,233	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

The company does not "control" and is not an "affiliate" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company or issuer if the Company owned more than 25% of its voting securities and would be an "affiliate" of a portfolio company or issuer if the Company owned between 5% and 25% of its voting securities.

As of June 30, 2016 and December 31, 2015, there were no delinquent investments or investments on non-accrual status.

See Note 11, Subsequent Events - Portfolio Update, for a discussion of the Company's investment activity subsequent to June 30, 2016.

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

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of June 30, 2016 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents fair value measurements of investments, by major class, as of June 30, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$12,011,421	$2,392,626	$14,404,047
Senior Secured Loans - Second Lien	—	3,637,372	—	3,637,372
Senior Secured Bonds	—	1,706,500	—	1,706,500
Senior Unsecured Debt	—	6,941,840	—	6,941,840
Equity/Other	—	—	13,474	13,474
Total	$—	$24,297,133	$2,406,100	$26,703,233

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$3,296,797	$3,536,724	$6,833,521
Senior Secured Loans - Second Lien	—	4,366,610	1,139,783	5,506,393
Senior Secured Bonds	—	1,741,000	397,916	2,138,916
Senior Unsecured Debt	—	3,685,509	—	3,685,509
Equity/Other	—	—	8,497	8,497
Total	$—	$13,089,916	$5,082,920	$18,172,836

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2016:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
Net change in unrealized appreciation on investments	2,204	—	—	4,977	7,181
Purchases and other adjustments to cost (1)	30,936	—	—	—	30,936
Sales and redemptions (1)	(20,531)	—	—	—	(20,531)
Net realized gain from investments	182	—	—	—	182
Transfers out	(1,156,889)	(1,139,783)	(397,916)	—	(2,694,588)
Balance as of June 30, 2016	$2,392,626	$—	$—	$13,474	$2,406,100
_______________________
(1) Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. During the six months ended June 30, 2016, the Company recorded $2.7 million in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data. During the six months ended June 30, 2016, the Company recorded no transfers from Level 2 to Level 3.

The net change in unrealized appreciation for the six months ended June 30, 2016 attributable to Level 3 investments still held at June 30, 2016 is $0.01 million and is included in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

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

The net change in unrealized depreciation for the period ended December 31, 2015 attributable to Level 3 investments still held at December 31, 2015 is $0.03 million and is included in net change in unrealized depreciation on investments on the statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. For the period ended December 31, 2015, there were no transfers, as the Company had no investments at December 31, 2014.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of June 30, 2016, which consisted of eleven senior secured first lien loans and one equity investment. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$2,392,626	Discounted Cash Flow Approach	Discount Rate	7.91%	22.12%	10.30%
Equity/Other	$13,474	Discounted Cash Flow Approach	Discount Rate	11.84%	11.84%	11.84%

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

Note 5. Related Party Transactions
The following table summarizes the offering, organizational, and operating costs incurred by, and fees earned by, the Adviser as of June 30, 2016 and December 31, 2015. These amounts are included in due to affiliates on the statements of assets and liabilities, net of certain due to affiliate amounts that were otherwise used as an offset against expense support amounts computed pursuant to the Expense Support and Conditional Reimbursement Agreement, as discussed below.

	As of June 30, 2016	As of December 31, 2015
Organizational costs	$451,428	$444,106
Offering costs	2,116,259	2,116,259
General & administrative	142,127	83,998
Directors fees	117,192	117,192
Professional fees	218,096	215,362
Insurance expense	355,322	344,441
Base management fees earned	322,089	94,324
Total due to affiliates, before expense reimbursement	3,722,513	3,415,682
Expense reimbursement	(2,560,917)	(1,679,249)
Total due to affiliates, net of reimbursement	$1,161,596	$1,736,433
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
The Company will settle the net amounts due to or due from affiliates on a quarterly basis, either in cash or as an offset against obligations the Company has incurred with the Adviser.

Base Management Fee

The base management fee will be calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. For the three and six months ended June 30, 2016, the Company incurred approximately $0.1 million and approximately $0.2 million, respectively, in base management fees. For the three and six months ended June 30, 2015, the Company incurred base management fees of less than $0.01 million.

Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its distribution reinvestment plan, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program. No incentive fees on income were incurred for the three and six months ended June 30, 2016 and June 30, 2015.
Incentive Fee on Capital Gains
An incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) and will equal 20.0% of the Company's realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. No incentive fees on capital gains were incurred for the three and six months ended June 30, 2016 and June 30, 2015.
Organizational and Offering Costs
The Company anticipates incurring organizational and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) of approximately 1.5% of the gross proceeds from the Offering. Griffin Capital and its affiliates incurred offerings costs of approximately $2.1 million both through March 15, 2016 (the date the Offering was suspended) and as of December 31, 2015. As of June 30, 2016 and December 31, 2015, Griffin Capital and its affiliates incurred total organizational costs of $0.5 million and $0.4 million, respectively. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. The decision to fund the organizational and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.

Expense Support and Conditional Reimbursement Agreement
On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement (as amended, the "ESA"). On March 23, 2016, the Company and the Adviser executed the Amendment to the Expense Support and Conditional Reimbursement Agreement (the “Amended ESA”), which is effective for all reimbursement payments from the Company to the Adviser made on or after December 31, 2015. Pursuant to the Amended ESA, GBA has agreed to reimburse, or offset such reimbursement against amounts due to GBA, the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to stockholders will be paid from the Company’s Offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the Amended ESA, the Company may have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organizational and offering costs that have been included in operating expense, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current "operating expense ratio" is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organizational and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organizational and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organizational and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. The Company will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.
The Company or GBA may terminate the Amended ESA at any time. If the Company terminates the Investment Advisory Agreement with GBA, the Company will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination, subject to the limitation that organizational and offering costs will only be 1.5% of gross proceeds. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. The following table provides information regarding costs incurred by the Adviser pursuant to the Amended ESA as well as other information relating to the Company's ability to reimburse the Adviser for such costs:

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016 (4)	455,606	—	0.74%	7.65%	June 30, 2019

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

(4)
Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders best interests to have suspended the offering and DRP. However, in the months of March through June, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. As of June 30, 2016, GBA has supported approximately $3.5 million of the Company's operating expenses, including organizational and offering expenses, and approximately $0.6 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the three and six months ended June 30, 2016, of the total support, $0.2 million and $1.5 million, respectively, is included on the statements of operations as an expense reimbursement, and approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the six months ended June 30, 2016. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $1.7 million of support settled in cash, of which approximately $0.5 million was funded by GBA as of the date of this report and included in due from affiliates on the statements of assets and liabilities. As of June 30, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services
Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of Griffin Capital BDC Administrator. The Company will not incur the costs from both Griffin Capital BDC Administrator and the third-party provider for similar services. As of June 30, 2016 and December 31, 2015, Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
For the three months ended June 30, 2016 and 2015, GBA and Benefit Street had incurred certain expenses on behalf of the Company, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.04 million and $0.2 million, respectively. For the six months ended June 30, 2016 and 2015, GBA and Benefit Street had incurred certain expenses related to the Company, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.1 million and $0.2 million, respectively. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, which entitled the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which was a 7.0% commission of gross proceeds. In addition, the Dealer Manager received a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Through March 15, 2016 (the date of the suspension of the Offering), the Company paid dealer manager fees of $0.4 million and sales commissions of $1.0 million. For the period ended December 31, 2015, the Company paid dealer manager fees of $0.8 million and paid sales commissions of $1.8 million.

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
As a result of the potential overlap in investment objectives between the Company and certain investment accounts and funds managed by Benefit Street and its affiliates, Benefit Street has adopted an allocation policy governing how such investment opportunities will be allocated. However, to the extent any funds managed by Providence or Benefit Street seek investment opportunities similar to the opportunities the Company seeks, the scope of opportunities otherwise available to the Company may be reduced or otherwise adversely affected.
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

Note 6. Commitments and Contingencies
Distribution Reinvestment Plan
The Company had implemented a distribution reinvestment plan that allowed stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. On November 11, 2015, the Company’s board of directors voted to amend and restate the DRP such that the purchase price for shares of common stock pursuant to the DRP shall be 90% of the price that common stock is sold in the offering at the weekly closing immediately following the distribution payment date. The amended and restated DRP became effective as of November 26, 2015.  No sales commission or dealer manager fee was paid on shares sold through the DRP. For the six months ended June 30, 2016, the Company issued 25,951 shares under the DRP. Effective March 15, 2016, the Company suspended purchases pursuant to the DRP.
Share Repurchase Program
The Company, although it has not made any determination at this time, maintains the right to initiate a share repurchase program in the future which would offer to repurchase common stock on such terms as may be determined by the board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. However, in the event of the death, disability or bankruptcy of a stockholder, the Company may repurchase such a stockholder's shares prior to the expiration of the one-year restriction discussed above, subject to the discretion of the Company's board of directors and SEC approval. Shares redeemed in connection with the death or disability of a stockholder may be repurchased at a purchase price equal to the price actually paid for such shares. Share repurchases may be limited to the offering proceeds from the shares of common stock issued pursuant to the Company's DRP. At the discretion of the board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, the number of shares of common stock to be repurchased in any calendar year will be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. There can be no assuring that the Company will implement or, if implemented, continue a share repurchase program.
Note 7. Common Stock
As of June 30, 2016, the Company had issued 4,563,196 shares of common stock outstanding for gross offering proceeds of approximately $44.8 million, including shares issued in the private placement and 25,951 shares issued pursuant to the DRP.
On March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering.
The Company's transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. The Company also sent written notification to its stockholders that the DRP was suspended, effective March 15, 2016.

Note 8. Per Share Information
Basic increase (decrease) in net assets resulting from operations per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2016.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2016 and June 30, 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted
Net increase in net assets resulting from operations	$585,469	$34,266	$798,922	$34,266
Weighted average common stock outstanding	4,563,196	214,360	4,245,233	118,822
Net increase in net assets per share resulting from operations	$0.13	$0.16	$0.19	$0.29

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016	$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016	$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	N/A	July 1, 2016	$0.002049	7.65%	(2)
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
(2) Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders best interests to suspend the offering and DRP. In the months of March through June, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

Note 9. Distributions
For the six months ended June 30, 2016, the Company had declared approximately $1.6 million in stockholder distributions. Approximately $1.4 million of these distributions were declared and paid or payable in cash and $0.2 million shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP		Total Distributions Paid/ Accrued
January 31, 2016	February 1, 2016	103,281	108,650		211,931
February 29, 2016	March 1, 2016	112,704	119,696		232,400
March 31, 2016	April 1, 2016	288,199	—	(1)	288,199
April 30, 2016	May 1, 2016	280,502	—		280,502
May 31, 2016	June 1, 2016	289,852	—		289,852
June 30, 2016	July 1, 2016	280,502	—		280,502
		$1,355,040	$228,346		$1,583,386
_______________________
(1)Effective March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the offering and the DRP. Beginning with the month of March, all distributions were paid in cash.

Distributions in excess of the Company's current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Of the dividends declared during the six months ended June 30, 2016, 100% were distributions derived from the Company's current and accumulated earnings and profits and distribution support pursuant to the Expense Support and Conditional Reimbursement Agreement. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2016 distributions to stockholders.

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

Note 10. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2016 and June 30, 2015:

	For the Six Months ended June 30, 2016	For the Six Months ended June 30, 2015
Per share data: (1)
Net asset value, beginning of period	$8.61	$—

Results of operations
Net investment income	0.13	0.40
Net realized and unrealized appreciation (depreciation) on investments	0.06	(0.11)
Net increase in net assets resulting from operations	0.19	0.29

Stockholder distributions (2)
Distributions from investment income and realized gains	(0.37)	(0.29)
Net decrease in net assets resulting from stockholder distributions	(0.37)	(0.29)

Capital share transactions
Issuance of common stock (3)	0.17	9.00
Net increase in net assets resulting from capital share transactions	0.17	9.00

Other (4)	0.01	—
Net asset value, end of period	$8.61	$9.00

Shares outstanding at end of period	4,563,196	316,502
Total return	4.37%	1.37%
Ratio/Supplemental data:
Net assets, end of period	39,289,749	2,848,520
Ratio of net investment income to average net assets (5)(7)(8)	6.94%	4.43%
Ratio of total expenses to average net assets (5)(7)(8)	(0.52)%	(3.23)%
Portfolio turnover rate (6)	26.42%	0.1%
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
(5) For the six months ended June 30, 2016, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets was (1.89)% and 8.31%, respectively. For the six months ended June 30, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets was (72.03)% and 73.23%, respectively.
(6) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Figure is not annualized.

(7) The Company’s ratio of net investment income to average net assets and ratio of operating expenses to average net assets have been annualized for the six months ended June 30, 2016.
(8) Organizational expenses and offering costs included within the ratio are not annualized.
Note 11. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the financial statements except for the following:
Portfolio Update

As of August 3, 2016, the Company made the following investments subsequent to June 30, 2016:

Portfolio Company	Industry	Rate	Index Rate	LIBOR Floor	Maturity	Principal	Amortized Cost
Senior Secured Loans - First Lien
Asset International (a)	Business Services	L+800	3 Month LIBOR	1.00%	05/15/2021	$2,527,000	$2,477,271
Asset International	Business Services	L+800	Unfunded	1.00%	05/15/2021	338,000	—
Asset International - Revolver	Business Services	L+800	Unfunded	1.00%	05/15/2021	135,000	—
MyEyeDr	Health Facilities	L+625	Unfunded	1.00%	08/14/2021	1,200,000	—
MyEyeDr - Revolver	Health Facilities	L+625	Unfunded	1.00%	08/14/2021	10,033	—
MyEyeDr (a)	Health Facilities	L+625	3 Month LIBOR	1.00%	08/14/2021	800,000	788,015
Santek Waste Services, Inc. (a)	Environmental	L+1000	3 Month LIBOR	1.00%	12/04/2020	45,294	44,392
Total Senior Secured Loans - First Lien							$3,309,678
Senior Secured Loans - Second Lien
Cirque Du Soleil (a)	Entertainment	L+825	1 Month LIBOR	1.00%	6/23/2023	24,000	$21,720
Total Senior Secured Loans - Second Lien							$21,720
TOTAL INVESTMENTS							$3,331,398
_____________________
(a)All investments bear interest at a rate that may be determined by reference to LIBOR, which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1 and 3 month LIBOR rates were 0.50% and 0.78%, respectively, as of June 30, 2016. All investments are subject to a LIBOR interest rate floor.

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
We and GBA oversee the management of our activities and are responsible for making investment decisions for our portfolio. We and GBA have engaged Benefit Street, which is a registered investment adviser under the Advisers Act and an affiliate of Providence, to act as our Sub-Adviser. Benefit Street assists GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We intend to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code for the taxable year ended December 31, 2015.

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

As a business development company, or BDC, we are subject to certain regulatory restrictions in negotiating certain investments with certain entities under the 1940 Act, such as GBA, Benefit Street and their respective affiliates, unless we obtain an exemptive order from the SEC. In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief may also allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.

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

Our transfer agent ceased accepting subscriptions on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders on March 15, 2016 announcing that we suspended the DRP.

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
Portfolio and Investment Activity
During the three months ended June 30, 2016, we made approximately $7.2 million of investments in portfolio companies and had approximately $4.1 million of redemptions and repayments, resulting in net investments at amortized cost of approximately $3.1 million for the period. During the three months ended June 30, 2015, we made approximately $2.6 million of investments in portfolio companies and had nominal exits and repayments, resulting in net investments at amortized cost of approximately $2.6 million for the period.
During the six months ended June 30, 2016, we made approximately $14.1 million of investments in portfolio companies and had approximately $6.0 million of exits and repayments, resulting in net investments at amortized cost of approximately $8.1 million for the period. During the six months ended June 30, 2015, we made approximately $2.6 million of investments in portfolio companies and had nominal exits and repayments, resulting in net investments at amortized cost of approximately $2.6 million for the period. See Note 3, Investments, to the financial statements.

Our portfolio composition, based on fair value at June 30, 2016, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$14,404,047	53.9%	7.1%
Senior Secured Loans - Second Lien	3,637,372	13.6	10.4
Senior Secured Bonds	1,706,500	6.4	9.0
Senior Unsecured Debt	6,941,840	26.0	9.8
Equity/Other	13,474	0.1	N/A
Total	$26,703,233	100.0%	8.4%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

Our portfolio composition, based on fair value at December 31, 2015, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$6,833,521	37.6%	7.5%
Senior Secured Loans - Second Lien	5,506,393	30.3	10.0
Senior Secured Bonds	2,138,916	11.8	8.4
Senior Unsecured Debt	3,685,509	20.3	9.9
Equity/Other	8,497	NM (2)	N/A
Total	$18,172,836	100.0%	8.8%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.
(2) Not meaningful

The following table shows the composition by industry grouping based on fair value as of June 30, 2016:

	As of June 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$6,380,201	23.8%
Telecom	3,329,522	12.5
Technology	3,074,254	11.5
Healthcare	2,483,572	9.3
Financial Services	1,706,250	6.4
Software/Services	1,591,834	6.0
Entertainment	1,211,326	4.5
Cable	1,145,000	4.3
Food - Wholesale	975,896	3.7
Health Facilities	887,522	3.3
Chemicals	843,750	3.2
Environmental	735,469	2.8
Media - Broadcast	730,966	2.7
Retail	429,994	1.6
Pharmaceuticals	373,815	1.4
Directories & Publishing	352,577	1.3
Electronics	188,100	0.7
Consumer Products	94,237	0.4
Energy - Exploration & Production	92,421	0.3
Newspaper	76,527	0.3
Total	$26,703,233	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total investment income	$610,837	$17,323	$1,114,240	$17,323
Total expenses, net of reimbursement	224,971	(30,693)	561,222	(30,693)
Net investment income	$385,866	$48,016	$553,018	$48,016

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

For the three and six months ended June 30, 2016, total investment income was $0.6 million and $1.1 million, respectively, and was attributable to interest income from investments in portfolio companies. For both the three and six months ended June 30, 2015, total investment income was $0.02 million and was attributable to interest income from investments in portfolio companies. As of June 30, 2016, the average portfolio fair value was approximately $22.4 million. As of June 30, 2016, the portfolio had a weighted average current yield of 8.4%. The average portfolio fair value is calculated based on average investments at fair value using current quarter and prior year investments at fair value.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Base management fees	$124,658	$4,325	$227,766	$4,325
Organizational costs	—	367,927	7,322	367,927
General & administrative	132,687	25,534	211,139	25,534
Amortization of offering costs	—	229,334	1,288,646	229,334
Professional fees	71,021	101,249	180,490	101,249
Insurance expense	49,637	44,399	98,728	44,399
Directors fees	36,549	24,567	80,019	24,567
Total expenses before reimbursement	414,552	797,335	2,094,110	797,335
Expense reimbursement	(189,581)	(828,028)	(1,532,888)	(828,028)
Total expenses, net of reimbursement	$224,971	$(30,693)	$561,222	$(30,693)

Our primary operating expenses include costs associated with: (i) investment advisory fees, including base management fees and incentive fees, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments, see Note 5, Related Party Transactions. GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the Investment Sub-Advisory Agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

For the six months ended June 30, 2016, we incurred organizational costs of $7,322 and amortization of offering costs of approximately $1.3 million, which represented the write off of the remaining deferred offering costs. For the three and six months ended June 30, 2015, we incurred organizational costs of $0.4 million and $0.4 million, respectively, and amortization of offering costs of approximately $0.2 million and $0.2 million, respectively, as a result of raising the minimum offering proceeds on May 1, 2015. We became liable, subject to the expense support and conditional reimbursement agreement (as amended, the "ESA"), to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement, which occurred on May 1, 2015, as a result of raising the minimum offering requirement. These organizational and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Net Realized Gain from Investments

For the three and six months ended June 30, 2016, we had $4.1 million and $6.0 million, respectively, of principal repayments, resulting in $(26,006) and $3,315, respectively, of realized gains (losses) for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we had $2,532 and $2,532, respectively, of principal repayments, resulting in nominal realized gains for the three and six months ended June 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2016, our investments had $0.2 million and $0.2 million of unrealized appreciation as a result of changes in market conditions. For the three and six months ended June 30, 2015, our investments had $13,757 and $13,757, respectively, of unrealized depreciation as a result of changes in market conditions.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $0.6 million and $0.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2016, our per share net increase in net assets resulting from operations was $0.13 and $0.19, respectively. For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $34,266 and $34,266, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2015, our per share net increase in net assets resulting from operations was $0.16 and $0.29, respectively.

Cash Flows for the Six Months Ended June 30, 2016

For the six months ended June 30, 2016, net cash used in operating activities was approximately $4.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2016 were primarily related to purchases of investments totaling approximately $14.1 million, offset mostly by redemptions and repayments of $6.0 million, and unsettled trades of $3.9 million.

Net cash provided by financing activities of approximately $12.1 million during the six months ended June 30, 2016 was primarily related to net proceeds from the issuance of common stock of approximately $13.1 million, offset mostly by distributions paid of $1.2 million.

Cash Flows for the Six Months Ended June 30, 2015

For the six months ended June 30, 2015, net cash used in operating activities was approximately $1.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2015 were primarily purchases of investments totaling approximately $2.6 million, offset mostly by unsettled trades of approximately $0.8 million.

Net cash provided by financing activities of approximately $2.6 million during the six months ended June 30, 2015 primarily related to net proceeds from the issuance of common stock of approximately $2.6 million.

Expense Support and Conditional Reimbursement Agreement

On March 25, 2015, we and GBA entered in to the ESA. On March 23, 2016, the Company and the Adviser executed the Amendment to the Expense Support and Conditional Reimbursement Agreement (the “Amended ESA”), which is effective for all reimbursement payments from the Company to the Adviser made on or after December 31, 2015. Pursuant to the Amended ESA, GBA has agreed to reimburse us for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the Amended ESA, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organizational and offering costs that have been included in operating expenses, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current “operating expense ratio” is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organizational and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organizational and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organizational and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. We will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.

We or GBA may terminate the Amended ESA at any time. If we terminate the Investment Advisory Agreement with GBA, we will be required to repay GBA all reimbursements funded by GBA within three years of the date of termination, subject to the limitation that organizational and offering costs will only be repaid up to 1.5% of gross proceeds. The specific amount of expenses reimbursed by GBA, if any, will be determined at the end of each quarter. The following table provides information regarding costs incurred by the Adviser pursuant to the expense support and conditional reimbursement agreement as well as other information relating to our ability to reimburse the Adviser for such costs:

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016 (4)	455,606	—	0.74%	7.65%	June 30, 2019

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

(4)
Effective March 15, 2016, our board of directors determined that it was in our and the stockholders best interests to have suspended the offering and DRP. However, in the months of March through June, our board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. As of June 30, 2016, GBA has supported approximately $3.5 million of our operating expenses, including organizational and offering expenses, and approximately $0.6 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the three and six months ended June 30, 2016, of the total support, $0.2 million and $1.5 million, respectively, is included on the statements of operations as an expense reimbursement and approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the six months ended June 30, 2016. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $1.7 million of support settled in cash, of which approximately $0.5 million was funded by GBA as of the date of this report and included in due from affiliates on the statements of assets and liabilities. As of June 30, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services

Griffin Capital BDC Administrator, LLC (our "Administrator") will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which our Administrator will also furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services. As of June 30, 2016 and December 31, 2015, our Administrator waived reimbursement for the cost of any administrative services provided.
For the three months ended June 30, 2016 and 2015, GBA and Benefit Street had incurred certain expenses on behalf of us, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.04 million and $0.2 million, respectively. For the six months ended June 30, 2016 and 2015, GBA and Benefit Street had incurred certain expenses related to us, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.1 million and $0.2 million, respectively.  GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the expense support and conditional reimbursement agreement described above.
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
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of June 30, 2016, we have raised total gross proceeds of approximately $44.8 million pursuant to the Offering plus the proceeds from the private placement.
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

Our transfer agent ceased accepting subscriptions on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders that we suspended our DRP, effective March 15, 2016.

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
RIC Status and Distributions
We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to stockholders as dividends if it distributes at least 90% of its "Investment Company Taxable Income," as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, a RIC would need to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.
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
We intend to make any distributions in the form of cash out of assets legally available for such purpose. Before March 15, 2016, a stockholder could have elected to receive their distributions in additional common stock pursuant to our DRP. Any distributions reinvested under the plan, prior to the termination of the DRP, will remain taxable to U.S. taxholders.
Effective March 15, 2016, we suspended our DRP, and stockholders may not elect to receive distributions in the form of any additional common stock.
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

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the financial statements.
Distributions
The table below shows our distribution declarations since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016	$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016	$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	N/A	July 1, 2016	$0.002049	7.65%	(2)
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

(2) Effective March 15, 2016, our board of directors determined that it was in our and stockholders best interests to suspend the offering and DRP. Since the suspension of the Offering, the board of directors determined to maintain the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
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
Recent Developments
See Note 11, Subsequent Events, to the financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the six months ended June 30, 2016, we did not engage in hedging activities.
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
Assuming that the statements of assets and liabilities as of June 30, 2016 remains constant and that we take no actions to alter our existing interest rate sensitivity, the following table shows the impact to interest income and net investment income as the result of changes in variable interest rates:

Basis point increase:	Interest Income	Interest Expense	Net Increase
100	$106,307	$—	$106,307
200	305,896	—	305,896
300	505,518	—	505,518
400	705,139	—	705,139
500	904,760	—	904,760

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. Except as presented below, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, financial loss, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.     EXHIBITS

The following exhibits are included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2016.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ Joseph E. Miller
Name:	Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)