Form 10-Q
period 2016-09-30
Griffin-Benefit Street Partners BDC Corp.
filed 2016-11-14
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 14, 2016, the Registrant had 4,563,196 shares of common stock, $0.001 par value, outstanding.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

Page No.
PART I. FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements	1
Item 1. Financial Statements	2
Statements of Assets and Liabilities as of September 30, 2016 (Unaudited) and December 31, 2015	2
Statements of Operations for the Three and Nine Months Ended September 30, 2016 and for the Three Months and Period Ended September 30, 2015 (Unaudited)	3
Statements of Changes in Net Assets for the Nine Months Ended September 30, 2016 and for the Period Ended September 30, 2015 (Unaudited)	4
Statements of Cash Flows for the Nine Months Ended September 30, 2016 and for the Period Ended September 30, 2015 (Unaudited)	5
Schedules of Investments as of September 30, 2016 (Unaudited) and December 31, 2015	6
Notes to Financial Statements (Unaudited)	15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	52
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54
Signatures	55

PART I. Financial Information
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Griffin-Benefit Street Partners BDC Corp., other than historical facts, may be considered forward-looking statements. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investments, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Item 1. Financial Statements

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $33,787,017 and $18,785,422, respectively)	$34,246,309	$18,172,836
Cash and cash equivalents	8,948,230	9,577,910
Deferred offering costs (net of accumulated amortization of $2,401,896 and $1,113,250, respectively)	—	1,212,054
Interest receivable from investments	307,159	199,483
Prepaid expenses	31,435	185,110
Due from affiliates	35,603	273,903
Accounts receivable	23,973	9,000
Total assets	$43,592,709	$29,630,296
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$134,826	$330,175
Management and incentive fees payable to affiliate	250,175	94,324
Due to affiliates	1,175,101	1,736,433
Offering costs payable	—	209,045
Distributions payable	280,502	81,991
Directors fees payable	110,049	33,963
Unsettled trades payable	1,995,000	943,000
Discount for unfunded commitments	20,802	—
Total liabilities	3,966,455	3,428,931
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2016 and December 31, 2015, respectively	$—	$—
Common stock, $0.001 par value; 450,000,000 shares authorized; 4,563,196 and 3,043,132 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,563	3,043
Capital in excess of par value	41,548,087	27,641,155
Distributions	(2,994,552)	(550,960)
Accumulated net investment income (loss)	583,567	(279,539)
Accumulated net realized gain from investments	23,451	252
Accumulated net unrealized appreciation (depreciation) on investments	459,292	(612,586)
Accumulated net unrealized appreciation on unfunded investments	1,846	—
Total stockholders' equity	39,626,254	26,201,365
Total liabilities and stockholders' equity	$43,592,709	$29,630,296
Net asset value per share	$8.68	$8.61
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from May 1, 2015 (commencement of operations) through September 30,
	2016	2015	2016	2015
Investment income:
Interest from investments	$804,719	$78,488	$1,918,959	$95,811
Total investment income	804,719	78,488	1,918,959	95,811
Operating expenses:
Base management fees	153,626	25,358	381,392	29,683
Incentive fees	96,548	—	96,548	—
Organizational costs	—	804	7,322	368,732
General & administrative	82,543	47,434	293,682	72,968
Amortization of offering costs	—	382,759	1,288,646	612,093
Professional fees	74,781	98,900	255,271	200,148
Insurance expense	50,182	66,962	148,910	111,361
Directors fees	36,951	49,426	116,970	73,993
Total expenses before reimbursement	494,631	671,643	2,588,741	1,468,978
Expense reimbursement (Note 5)	—	(671,643)	(1,532,888)	(1,468,978)
Total expenses, net of reimbursement	494,631	—	1,055,853	—
Net investment income	310,088	78,488	863,106	95,811
Realized and unrealized gain (loss) on investments:
Net realized gain from investments	19,883	41	23,199	48
Net change in unrealized appreciation (depreciation) on investments	826,440	(123,147)	1,071,878	(136,904)
Net change in unrealized appreciation on unfunded investments	4,694	—	1,846	—
Net gain (loss) on investments	851,017	(123,106)	1,096,923	(136,856)
Net increase (decrease) in net assets resulting from operations	$1,161,105	$(44,618)	$1,960,029	$(41,045)
Per share information - basic and diluted
Net increase (decrease) in net assets per share resulting from operations - basic and diluted	$0.25	$(0.06)	$0.45	$(0.13)
Weighted average common stock outstanding - basic and diluted	4,563,196	703,280	4,351,995	315,794
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30, 2016	For the period from May 1, 2015 (commencement of operations) through September 30, 2015
Operations:
Net investment income	$863,106	$95,811
Net realized gain from investments	23,199	48
Net unrealized appreciation (depreciation) on investments	1,071,878	(136,904)
Net change in unrealized appreciation on unfunded investments	1,846	—
Net increase (decrease) in net assets resulting from operations	1,960,029	(41,045)
Stockholder distributions:
Distributions reinvested	(228,346)	—
Distributions from investment income and realized gains	(2,215,246)	—
Distributions from advisor expense reimbursement	—	(167,961)
Net decrease in net assets resulting from stockholder distributions	(2,443,592)	(167,961)
Capital share transactions:
Issuance of common stock, net of discounts and offering costs	13,178,673	10,526,054
Distribution support contribution	501,433	—
Expense reimbursement contribution	—	202,883
Reinvestment of stockholder distributions	228,346	116,356
Net increase in net assets resulting from capital share transactions	13,908,452	10,845,293
Total increase in net assets	13,424,889	10,636,287
Net assets at beginning of period	26,201,365	200,000
Net assets at end of period	$39,626,254	$10,836,287
Net asset value per common share	$8.68	$9.00
Common stock outstanding at end of period	4,563,196	1,204,032
Undistributed (distributions in excess of) net investment income at end of period	$(2,410,985)	$(72,150)

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended September 30, 2016	For the period from May 1, 2015 (commencement of operations) through September 30, 2015
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,960,029	$(41,045)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind interest income	(224,013)	—
Net (accretion of discount) amortization of premium on investments	(139,846)	555
Principal repayments of investments	6,755,193	40,624
Purchase of investments	(21,369,730)	(7,650,701)
Net realized gain from investments	(23,199)	(48)
Net change in unrealized (appreciation) depreciation on investments	(1,071,878)	136,904
Amortization of offering costs	1,288,646	612,093
(Increase) decrease in operating assets:
Interest receivable from investments	(107,676)	(85,002)
Prepaid expenses	153,675	—
Due from affiliates	238,300	(1,671,861)
Other assets	(23,973)	(37,120)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(195,349)	83,397
Management and incentive fees payable to affiliate	155,851	29,683
Due to affiliates	(561,332)	716,116
Directors fees payable	76,086	61,619
Unsettled trades payable	1,052,000	583,840
Discount for unfunded commitments	20,802	—
Net cash used in operating activities	(12,016,414)	(7,220,946)
Financing activities:
Issuance of common stock, net of discounts and offering costs	13,187,673	10,503,937
Distribution support contribution	501,433	—
Distributions paid to stockholders	(2,016,735)	(25,372)
Offering costs paid	(285,637)	—
Net cash provided by financing activities	11,386,734	10,478,565
Net increase (decrease) in cash and cash equivalents	(629,680)	3,257,619
Cash and cash equivalents, beginning of period	9,577,910	200,000
Cash and cash equivalents, end of period	$8,948,230	$3,457,619
Supplemental disclosure of non-cash operating transactions:
Paid-in-kind interest income	$224,013	$—
Supplemental disclosure of non-cash financing transactions:
Distributions declared and payable	$280,502	$26,233
Distribution paid through DRP share issuances	$228,346	$116,356

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of September 30, 2016 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
AccentCare, Inc.		Healthcare	L+575	3 Month LIBOR	1.00%	9/3/2021	$196,250	$192,890	$190,362	0.5%
Affinion Group		Business Services	L+525	3 Month LIBOR	1.50%	4/30/2018	1,985,999	1,808,083	1,925,426	4.9%
Alvogen Pharma US, Inc.		Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	373,522	372,143	373,757	0.9%
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	247,500	245,365	245,025	0.6%
Asset International	(d)	Business Services	L+800	3 Month LIBOR	1.00%	5/15/2021	2,511,206	2,463,162	2,460,982	6.2%
Asset International - Delayed Draw	(d)	Business Services	L+800	Unfunded	1.00%	5/15/2021	338,000	—	—	—%
Asset International - Revolver	(d)	Business Services	L+800	Unfunded	1.00%	5/15/2021	135,000	—	—	—%
Bahakel Communications, Ltd.	(d)	Media - Broadcast	L+750	1 Month LIBOR	1.00%	7/29/2020	278,390	242,860	244,865	0.6%
Bahakel Communications, Ltd. - Revolver	(d)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—	—%
Beaver Visitec International, Inc.		Healthcare - Products	L+475	1 Month LIBOR	1.00%	8/21/2023	2,000,000	1,980,020	1,985,000	5.0%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1,2,5,6 Month LIBOR	1.50%	9/30/2018	100,000	98,426	95,990	0.2%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+800	3 Month LIBOR	1.00%	11/17/2020	992,500	974,552	992,500	2.5%
Lightsquared	(c)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	107,549	104,972	97,574	0.3%
MyEyeDr	(d)	Health Facilities	L+625	1 Month LIBOR	1.00%	8/14/2021	800,000	788,376	789,280	2.0%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of September 30, 2016 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	254,546	249,590	251,135	0.6%
MyEyeDr - Delayed Draw	(d)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	1,200,000	—	—	—%
MyEyeDr - Revolver	(d)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	43,000	—	—	—%
Natel Engineering Company, Inc.		Electronics	L+575	1 Month LIBOR	1.00%	4/10/2020	186,167	187,512	186,632	0.5%
Plano Molding Company, LLC	(d)	Consumer Products	L+600	3 Month LIBOR	1.00%	5/12/2021	98,750	97,872	96,054	0.2%
Premiere Global Services Inc.	(a)	Telecom	L+650	3 Month LIBOR	1.00%	12/8/2021	1,949,875	1,761,179	1,896,253	4.8%
Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	790,579	721,315	393,969	1.0%
Santek Waste Services, Inc.	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/4/2020	702,337	682,694	685,692	1.7%
Santek Waste Services, Inc. - Delayed Draw	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/4/2020	250,194	113,737	115,083	0.3%
Santek Waste Services, Inc. - Revolver	(d)	Environmental	L+1000	Unfunded	1.00%	12/4/2020	66,000	—	—	—%
Solarwinds, Inc.	(a)	Technology	L+450	3 Month LIBOR	1.00%	2/3/2023	1,088,273	1,037,646	1,098,067	2.8%
TaxAct, Inc.	(a)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	692,298	644,503	703,548	1.8%
Tribune Publishing Company		Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	75,741	74,799	75,267	0.2%
Veritas		Software/Services	L+562.5	3 Month LIBOR	1.00%	1/27/2023	904,455	772,240	842,500	2.1%
Victory Capital Management	(a)	Financial Services	L+750	3 Month LIBOR	1.00%	10/29/2021	1,726,027	1,675,137	1,695,822	4.3%
Vizient, Inc.		Healthcare	L+525	3 Month LIBOR	1.00%	2/9/2023	1,319,779	1,283,237	1,333,809	3.4%
Walgreens Infusion		Healthcare	L+500	3 Month LIBOR	1.00%	4/7/2022	592,020	592,860	597,200	1.5%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of September 30, 2016 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Total Senior Secured Loans - First Lien								$19,165,170	$19,371,792	48.9%
Senior Secured Loans - Second Lien
AccentCare, Inc.		Healthcare	L+950	3 Month LIBOR	1.00%	9/3/2022	$200,000	$196,855	$193,000	0.5%
Asurion Corporation	(f)	Business Services	L+750	3 Month LIBOR	1.00%	3/3/2021	2,000,000	1,995,000	1,986,660	5.1%
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	300,000	297,890	282,000	0.7%
Cirque Du Soleil	(a)	Entertainment	L+825	1 Month LIBOR	1.00%	6/23/2023	1,369,918	1,343,821	1,321,971	3.3%
Lightsquared	(c)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,233,982	1,131,756	795,919	2.0%
Penton Media, Inc.		Business Services	L+775	3 Month LIBOR	1.25%	10/2/2020	1,250,000	1,251,418	1,245,312	3.1%
Total Senior Secured Loans - Second Lien								$6,216,740	$5,824,862	14.7%
Senior Secured Bonds
Covenant Surgical Partners		Health Facilities	8.75%			8/1/2019	$400,000	$401,703	$384,000	1.0%
Hexion, Inc.		Chemicals	10.00%			4/15/2020	900,000	829,751	893,813	2.2%
Radio One, Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	483,069	503,750	1.3%
Total Senior Secured Bonds								$1,714,523	$1,781,563	4.5%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,034,309	$1,170,000	3.0%
Emerald Expo Holdings, Inc.		Business Services	9.00%			6/15/2021	2,400,000	2,344,004	2,482,560	6.2%
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	83,160	0.2%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	123,151	0.3%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	481,997	515,410	1.3%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	748,613	752,000	1.9%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	1,950,000	1,880,164	2,126,109	5.4%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of September 30, 2016 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Total Senior Unsecured Debt								$6,682,087	$7,252,390	18.3%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental	0.00%			N/A	NM*	$8,497	$15,702	—%
Total Equity/Other								$8,497	$15,702	—%
TOTAL INVESTMENTS	(e)							$33,787,017	$34,246,309	86.4%
____________________

(a) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, 21.49% of the Company’s total assets were non-qualifying assets.
(b) All investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2, 3, 5 and 6 month LIBOR rates were 0.53%, 0.65%, 0.85%, 0.37%, and 1.24%, respectively, as of September 30, 2016. All investments are subject to a LIBOR interest rate floor.
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
(e) Percentages are based on the Company's net assets of $39,626,254 as of September 30, 2016.
(f) Position or portion thereof was unsettled as of September 30, 2016.
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

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
As of September 30, 2016
(Unaudited)

Note 1. Organization
Griffin-Benefit Street Partners BDC Corp., a Maryland corporation (the "Company"), was formed on May 27, 2014 under the Maryland General Corporation Law. The Company was organized as an externally managed, non-diversified closed-end management investment company and has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company has elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986 for the year ended December 31, 2015. The Company's year-end is December 31.
The Company intends to use substantially all of the proceeds the Company has received from the offering of its shares, net of expenses, to make investments in private U.S. middle-market companies in accordance with the Company's investment objectives.
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or "Adviser"), a Delaware limited liability company. GBA is indirectly owned by Griffin Capital Corporation ("Griffin Capital") and Randy Anderson, the Company's Executive Vice President who directly holds a 5% interest in GBA. Kevin A. Shields, Chairman of the Board of Directors and President of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA oversees the management of the Company's activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), a Delaware limited liability company and an affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Benefit Street is a registered investment adviser under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to a sub-advisory agreement between the Company, GBA, and Benefit Street.

The Company entered into a dealer manager agreement with Griffin Capital Securities, LLC, formerly Griffin Capital Securities Inc. ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), both of which are indirect subsidiaries of Griffin Capital.

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
On March 15, 2016, the Company’s board of directors determined that it was in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination, at the time, was based on the Adviser's belief that market conditions and the Company’s current structure are not conducive to continuing the Offering. The Adviser proposed to the board of directors that the Company elect an alternative fund structure that is expected to reduce the Company’s exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and the first quarter of 2016. The board of directors continues to evaluate strategic alternatives, including an interval fund structure which would allow for investments generally not otherwise available to BDCs. There can be no assurance the Company will resume the Offering or that it will be able to sell all of its shares in the Offering.
The Company will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

As of March 15, 2016, the Company had issued 4,563,196 shares of common stock for gross proceeds of approximately $44.8 million, including shares purchased in the private placement and shares issued pursuant to the Company's distribution reinvestment plan ("DRP"), which amounts remained unchanged as of September 30, 2016.

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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance as of September 30, 2016.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of September 30, 2016.
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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest that represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company does not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. The Company does not accrue a receivable for interest on loans and debt investments if it is determined that interest for such loans and debt investments is not collectible. Loans will be placed on non-accrual status when principal or interest payments are past due for 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Upfront loan origination fees, original issue discount and market discount are capitalized, and amortized as interest income using the effective yield method. Prepayment premiums on loans and debt investments are recorded as interest income.

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

Organizational Costs
Organizational costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organizational costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced organizational costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions. Organizational costs were expensed when the Company became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. For the nine months ended September 30, 2016, Griffin Capital and its affiliates incurred $7,322 of organizational costs, none of which was incurred in the three months ended September 30, 2016. For the three months and period ended September 30, 2015, Griffin Capital and its affiliates incurred $804 and $368,732, respectively of organizational costs.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's registration statement in connection with the Offering. Until the Company achieved the minimum offering requirement, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced offering costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5, Related Party Transactions. Offering costs are capitalized and amortized over a twelve month period as an expense. The unamortized balance of these costs is reflected in the statements of assets and liabilities as deferred offering costs, net. The offering costs are subject to reimbursement by the Company and are included within due to affiliates on the statements of assets and liabilities. As a result of the suspension of the Offering, the Company wrote off approximately $0.7 million of unamortized deferred offering costs, as of March 15, 2016.
Income Taxes
The Company has elected to be treated, for tax purposes, as a RIC, which requires it, among other items, in each fiscal year, to distribute at least 90% of the sum of (i) investment company taxable income, which is generally the Company's ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of the Company's gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). If the Company qualifies as a RIC and meets the Annual Distribution Requirement, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to the Company's stockholders as dividends. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
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

The Company has elected to be taxed as a RIC for the tax year ended December 31, 2015. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. There were no interest or penalties due to material uncertain income tax positions at September 30, 2016 or December 31, 2015.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU No. 2016-15”), intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, including clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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
In August, 2014, the FASB released ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has early adopted ASU 2015-15 and has determined that the Company has the ability to continue as a going-concern for the twelve month period subsequent to September 30, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016. On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2016 (with corresponding percentage of total portfolio investments):

	As of September 30, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$19,165,170	56.7%	$19,371,792	56.6%
Senior Secured Loans - Second Lien	6,216,740	18.4	5,824,862	17.0
Senior Secured Bonds	1,714,523	5.1	1,781,563	5.2
Senior Unsecured Debt	6,682,087	19.8	7,252,390	21.2
Equity/Other	8,497	NM (1)	15,702	NM (1)
Total	$33,787,017	100.0%	$34,246,309	100.0%
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
__________________
(1) Not meaningful

The following table shows the composition by industry grouping based on fair value as of September 30, 2016:

	As of September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,134,940	32.5%
Telecom	3,511,467	10.2
Technology	3,224,176	9.4
Healthcare	2,314,371	6.8
Healthcare - Products	1,985,000	5.8
Financial Services	1,695,822	4.9
Health Facilities	1,669,440	4.9
Software/Services	1,546,048	4.5
Entertainment	1,321,971	3.9
Cable	1,170,000	3.4
Food - Wholesale	992,500	2.9
Chemicals	893,813	2.6
Environmental	816,477	2.4
Media - Broadcast	748,615	2.2
Retail	393,969	1.2
Pharmaceuticals	373,757	1.1
Electronics	186,632	0.5
Consumer Products	96,054	0.3
Energy - Exploration & Production	95,990	0.3
Newspaper	75,267	0.2
Total	$34,246,309	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

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

As of September 30, 2016 and December 31, 2015, there were no delinquent investments or investments on non-accrual status.

See Note 11, Subsequent Events - Portfolio Update, for a discussion of the Company's investment activity subsequent to September 30, 2016.

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

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of September 30, 2016 may differ materially from values that would have been used had a readily available market for the securities existed.

The following table presents fair value measurements of investments, by major class, as of September 30, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$13,640,211	$5,731,581	$19,371,792
Senior Secured Loans - Second Lien	—	5,824,862	—	5,824,862
Senior Secured Bonds	—	1,781,563	—	1,781,563
Senior Unsecured Debt	—	7,252,390	—	7,252,390
Equity/Other	—	—	15,702	15,702
Total	$—	$28,499,026	$5,747,283	$34,246,309

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$3,296,797	$3,536,724	$6,833,521
Senior Secured Loans - Second Lien	—	4,366,610	1,139,783	5,506,393
Senior Secured Bonds	—	1,741,000	397,916	2,138,916
Senior Unsecured Debt	—	3,685,509	—	3,685,509
Equity/Other	—	—	8,497	8,497
Total	$—	$13,089,916	$5,082,920	$18,172,836

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2016:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
Net change in unrealized appreciation on investments	28,517	—	—	7,205	35,722
Purchases and other adjustments to cost (1)	3,379,451	—	—	—	3,379,451
Sales and redemptions (1)	(56,994)	—	—	—	(56,994)
Net realized gain from investments	772	—	—	—	772
Transfers out	(1,156,889)	(1,139,783)	(397,916)	—	(2,694,588)
Balance as of September 30, 2016	$5,731,581	$—	$—	$15,702	$5,747,283
_______________________
(1) Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. During the nine months ended September 30, 2016, the Company recorded $2.7 million in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data. During the nine months ended September 30, 2016, the Company recorded no transfers from Level 2 to Level 3.

The net change in unrealized appreciation for the nine months ended September 30, 2016 attributable to Level 3 investments still held at September 30, 2016 is $0.04 million and is included in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015:

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
_______________________
(1) Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the year.

The net change in unrealized depreciation for the year ended December 31, 2015 attributable to Level 3 investments still held at December 31, 2015 is $0.03 million and is included in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. For the period ended December 31, 2015, there were no transfers, as the Company had no investments at December 31, 2014.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of September 30, 2016, which consisted of fifteen senior secured first lien loans and one equity investment. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$5,731,581	Discounted Cash Flow Approach	Discount Rate	7.98%	19.84%	10.01%
Equity/Other	$15,702	Discounted Cash Flow Approach	Discount Rate	11.83%	11.83%	11.83%

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

Note 5. Related Party Transactions
The following table summarizes the offering, organizational, and operating costs incurred by, and fees earned by, the Adviser as of September 30, 2016 and December 31, 2015. These amounts are included in due to affiliates on the statements of assets and liabilities, net of certain due to affiliate amounts that were otherwise used as an offset against expense support amounts computed pursuant to the Expense Support and Conditional Reimbursement Agreement, as discussed below.

	As of September 30, 2016	As of December 31, 2015
Organizational costs	$451,428	$444,106
Offering costs	2,116,259	2,116,259
General & administrative	153,986	83,998
Directors fees	117,192	117,192
Professional fees	219,743	215,362
Insurance expense	355,322	344,441
Base management fees earned	475,788	94,324
Total due to affiliates, before expense reimbursement	3,889,718	3,415,682
Expense reimbursement	(2,714,617)	(1,679,249)
Total due to affiliates, net of reimbursement	$1,175,101	$1,736,433
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
The Company also entered into an administration agreement, dated January 16, 2015, with Griffin Capital BDC Administrator (the "Administration Agreement") pursuant to which Griffin Capital BDC Administrator will be reimbursed for expenses necessary for the performance of services related to the Company's administration and operation, provided that such reimbursement will be the lower of Griffin Capital BDC Administrator's actual costs or the amount that the Company would be required to pay third-party service providers for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. See Administrative Services section below.
The Company will settle the net amounts due to or due from affiliates on a quarterly basis, either in cash or as an offset against obligations the Company has incurred with the Adviser. See Expense Support and Conditional Reimbursement Agreement section below.

Base Management Fee

The base management fee will be calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents and other non-investment assets, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. For the three and nine months ended September 30, 2016, the Company incurred approximately $0.2 million and approximately $0.4 million, respectively, in base management fees. For the three months and period ended September 30, 2015, the Company incurred base management fees of $0.03 million and $0.03 million, respectively.

Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its DRP, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program, if any. No incentive fees on income were incurred for the three and nine months ended September 30, 2016 and for the three months and period ended September 30, 2015.
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
In accordance with U.S. GAAP, the Company is required to include the aggregate unrealized appreciation on investments in the calculation and accrue a capital gains incentive fee as if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.
The Company recorded an accrual for an incentive fee based on capital gains under U.S. GAAP of $0.1 million for both the three and nine months ended September 30, 2016. No accrual was recorded for the three months and period ended September 30, 2015.

Organizational and Offering Costs
The Company anticipates incurring organizational and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) of approximately 1.5% of the gross proceeds from the Offering. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Griffin Capital and its affiliates incurred offerings costs of approximately $2.1 million both through March 15, 2016 (the date the Offering was suspended) and as of December 31, 2015. As of September 30, 2016 and December 31, 2015, Griffin Capital and its affiliates incurred total organizational costs of $0.5 million and $0.4 million, respectively.
The decision to fund the organizational and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, the Company may or may not be requested to reimburse any costs funded by Griffin Capital.

Expense Support and Conditional Reimbursement Agreement
On March 25, 2015, the Company and GBA entered into an expense support and conditional reimbursement agreement (as amended, the "ESA"). On March 23, 2016, the Company and the Adviser executed the Amendment to the Expense Support and Conditional Reimbursement Agreement (the “Amended ESA”), which is effective for all reimbursement payments from the Company to the Adviser made on or after December 31, 2015. Pursuant to the Amended ESA, GBA has agreed to reimburse, or offset such reimbursement against amounts due to GBA, the Company for expenses in an amount that is sufficient to: (i) ensure that no portion of the Company’s distributions to stockholders will be paid from the Company’s Offering proceeds or borrowings, and/or (ii) reduce the Company’s operating expenses until the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expense in relation to the Company’s investment income. Pursuant to the Amended ESA, the Company may have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organizational and offering costs that have been included in operating expense, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of the Company's net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders. Second, the Company and GBA have agreed that the Company will make reimbursement payments only if: (i) the Company's current "operating expense ratio" is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of the Company's regular cash distributions to the Company's stockholders is equal to or greater than the annualized rate of the Company's regular cash distributions to the Company's stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organizational and offering costs that have been included in operating expenses, the Company will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to the Company in cash and not previously reimbursed; (ii) non-organizational and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by the Company; and (iii) organizational and offering costs incurred by GBA and its affiliates and accrued as payables by the Company, up to a limit of 1.5% of gross proceeds raised. The Company will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.
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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016 (4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016 (4)	35,603	—	0.62%	7.65%	September 30, 2019
_______________________

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

(4)
Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders' best interests to suspend the Offering and DRP. However, in the months of March through September, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. Since inception, GBA has supported approximately $3.5 million of the Company's operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the nine months ended September 30, 2016, total support of $1.5 million is included on the statements of operations as an expense reimbursement. For the three months ended September 30, 2016, no expense reimbursement was included on the statements of operations. Approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the nine months ended September 30, 2016. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $1.7 million of support settled in cash. As of September 30, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services
Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, Griffin Capital BDC Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of Griffin Capital BDC Administrator. The Company will not incur the costs from both Griffin Capital BDC Administrator and the third-party provider for similar services. As of September 30, 2016 and December 31, 2015, Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
For the three months ended September 30, 2016 and 2015, GBA and Benefit Street had incurred certain expenses on behalf of the Company, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.01 million and $0.3 million, respectively. For the nine months ended September 30, 2016 and 2015, GBA and Benefit Street had incurred certain expenses related to the Company, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.9 million and $0.5 million, respectively. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the ESA described above.

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
Benefit Street and its affiliates currently manage a number of investment accounts and private investment funds, including an advisor to a non-traded BDC, hedge funds, single investor funds, sector specific, asset class specific or geographically specific private investment funds with investment guidelines substantially similar in whole or in part to the Company's investment guidelines and intends to manage additional investment accounts and private investment funds. Certain funds managed by Providence may pursue investment opportunities similar to those that the Company intends to pursue. As a result, the Company may not be provided with the opportunity to fully invest in all investment opportunities available to Providence, Benefit Street, and the Company that would be suitable for the Company. To the extent that Providence or Benefit Street is presented with an investment opportunity that would be appropriate for the Company and another fund sub-advised or managed by Providence or Benefit Street, Benefit Street and/or Providence may be faced with a conflict.
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

Note 6. Commitments and Contingencies
Distribution Reinvestment Plan
The Company had implemented a DRP that allowed stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. On November 11, 2015, the Company’s board of directors voted to amend and restate the DRP such that the purchase price for shares of common stock pursuant to the DRP shall be 90% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The amended and restated DRP became effective as of November 26, 2015.  No sales commission or dealer manager fee was paid on shares sold through the DRP. For the nine months ended September 30, 2016, the Company issued 25,951 shares under the DRP. Effective March 15, 2016, the Company suspended purchases pursuant to the DRP.
Share Repurchase Program
The Company, although it has not made any determination at this time, maintains the right to initiate a share repurchase program in the future which would offer to repurchase common stock on such terms as may be determined by the board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. There can be no assurance that the Company will implement a share repurchase program.
Note 7. Common Stock
As of March 15, 2016, the Company had issued 4,563,196 shares of common stock outstanding for gross offering proceeds of approximately $44.8 million, including shares issued in the private placement and 25,951 shares issued pursuant to the DRP, which amount remained unchanged as of September 30, 2016.
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

Note 8. Per Share Information
Basic increase (decrease) in net assets resulting from operations per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2016.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2016 and for the three months and period ended September 30, 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from May 1, 2015 (commencement of operations) through September 30,
	2016	2015	2016	2015
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$1,161,105	$(44,618)	$1,960,029	$(41,045)
Weighted average common stock outstanding	4,563,196	703,280	4,351,995	315,794
Net increase (decrease) in net assets per share resulting from operations	$0.25	$(0.06)	$0.45	$(0.13)

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016	$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016	$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	N/A	July 1, 2016	$0.002049	7.65%	(2)
July 29, 2016	N/A	August 1, 2016	$0.002049	7.65%	(2)
August 11, 2016	N/A	September 1, 2016	$0.002049	7.65%	(2)
September 28, 2016	N/A	October 1, 2016	$0.002049	7.65%	(2)
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

(2) Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders' best interests to suspend the offering and DRP. In the months of March through September, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
Note 9. Distributions
For the nine months ended September 30, 2016, the Company had declared approximately $2.4 million in stockholder distributions. Approximately $2.2 million of these distributions were declared and paid or payable in cash and $0.2 million in shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP		Total Distributions Paid/ Accrued
January 31, 2016	February 1, 2016	$103,281	$108,650		$211,931
February 29, 2016	March 1, 2016	112,704	119,696		232,400
March 31, 2016	April 1, 2016	288,199	—	(1)	288,199
April 30, 2016	May 1, 2016	280,502	—		280,502
May 31, 2016	June 1, 2016	289,852	—		289,852
June 30, 2016	July 1, 2016	280,502	—		280,502
July 31, 2016	August 1, 2016	289,852	—		289,852
August 31, 2016	September 1, 2016	289,852	—		289,852
September 30, 2016	October 1, 2016	280,502	—		280,502
		$2,215,246	$228,346		$2,443,592
_______________________
(1)Effective March 15, 2016, the Company’s board of directors determined that it was in the Company’s and its stockholders’ best interest to suspend the offering and the DRP. Beginning with the month of March, all distributions were paid in cash.

Distributions in excess of the Company's current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Of the dividends declared during the nine months ended September 30, 2016, 100% were distributions derived from the Company's current and accumulated earnings and profits, on a GAAP basis, and distribution support pursuant to the ESA and not considered a return on capital. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2016 distributions to stockholders.

Shortly after the close of each calendar year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to the Company's stockholders subject to information reporting. To the extent the Company's taxable earnings fall below the total amount of the Company's distributions for any taxable year, a portion of those distributions may be deemed a return of capital to the Company's stockholders.

Note 10. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2016 and for the period ended September 30, 2015:

	For the Nine Months ended September 30, 2016	For the period from May 1, 2015 (commencement of operations) through September 30, 2015
Per share data: (1)
Net asset value, beginning of period	$8.61	$—

Results of operations
Net investment income	0.20	0.30
Net realized and unrealized gain (loss) on investments	0.25	(0.43)
Net increase (decrease) in net assets resulting from operations	0.45	(0.13)

Stockholder distributions (2)
Distributions from investment income and realized gains	(0.56)	—
Distributions from advisor expense reimbursement	—	(0.53)
Net decrease in net assets resulting from stockholder distributions	(0.56)	(0.53)

Capital share transactions
Issuance of common stock (3)	0.18	9.00
Expense Reimbursement Contribution	—	0.64
Net increase in net assets resulting from capital share transactions	0.18	9.64

Other (4)	—	0.02
Net asset value, end of period	$8.68	$9.00

Shares outstanding at end of period	4,563,196	1,204,032
Total return	7.53%	2.55%
Ratio/Supplemental data:
Net assets, end of period	$39,626,254	$10,836,287
Ratio of net investment income to average net assets (5) (7) (8)	4.49%	13.02%
Ratio of total expenses to average net assets (5) (7) (8)	2.61%	(9.39)%
Portfolio turnover rate (6)	26.38%	0.81%

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
(5) For the nine months ended September 30, 2016, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets was (1.18)% and 8.28%, respectively. For the period ended September 30, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment income and total expenses to average net assets was (42.75)% and 46.39%, respectively.
(6) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Figure is not annualized.
(7) The Company’s ratio of net investment income to average net assets and ratio of total expenses to average net assets have been annualized for the nine months ended September 30, 2016.
(8) Organizational expenses, offering costs and incentive fees included within the ratio are not annualized.
Note 11. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the financial statements except for the following:
Portfolio Update

The Company made the following investments subsequent to September 30, 2016:

Portfolio Company	Industry	Rate	Index Rate	LIBOR Floor	Maturity	Principal	Amortized Cost
Senior Secured Loans - First Lien
Asset International - Delayed Draw (a)	Business Services	L+800	2 Month LIBOR	1.00%	5/15/2021	$202,800	$202,800
Centric Group (a)	Business Services	L+675	1 Month LIBOR	1.00%	3/31/2021	3,000,000	2,940,507
Total Senior Secured Loans - First Lien							$3,143,307
TOTAL INVESTMENTS							$3,143,307
_____________________
(a)All investments bear interest at a rate that may be determined by reference to LIBOR, which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1 and 2 month LIBOR rates were 0.53% and 0.67%, respectively, as of October 31, 2016. All investments are subject to a LIBOR interest rate floor.

Distribution Rate

On October 28, 2016, the Company’s board of directors declared a distribution rate for the month of November of $0.002049 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.65%

based on a share price of $9.80, payable to stockholders of record of such shares as shown on the Registrant's books on each day commencing on November 1, 2016 and continuing through November 30, 2016.

On November 9, 2016, the Company’s board of directors declared a distribution rate for the month of December of $0.002049 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.65% based on a share price of $9.80, payable to stockholders of record of such shares as shown on the Registrant's books on each day commencing on December 1, 2016 and continuing through December 30, 2016.

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
We and GBA oversee the management of our activities and are responsible for making investment decisions for our portfolio. We and GBA have engaged Benefit Street, which is a registered investment adviser under the Advisers Act and an affiliate of Providence, to act as our Sub-Adviser. Benefit Street assists GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code for the taxable year ended December 31, 2015.

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

As a business development company, or BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70.0% of our total assets in "qualifying assets," including securities of private or thinly traded public U.S. companies and cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we may from time to time invest up to 30.0% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities.

As a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with certain entities under the 1940 Act, such as GBA, Benefit Street and their respective affiliates, unless we obtain an exemptive order from the Securities and Exchange Commission ("SEC"). In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief may also allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.

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

On March 15, 2016, our board of directors determined that it was in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination, at the time, was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering. The Adviser proposed to the board of directors that we elect an alternative fund structure that is expected to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions non-traded BDCs faced in the fourth quarter of 2015 and the first quarter of 2016. The board of directors continues to evaluate strategic alternatives, of which includes an interval fund structure which would allow for investments generally not otherwise available to BDCs. There can be no assurance we will resume the Offering or that it will be able to sell all of its shares in the Offering.
We will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

Our transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders on March 15, 2016 announcing that we suspended the distribution reinvestment plan ("DRP").

Emerging Growth Company
We are an "emerging growth company" under the federal securities laws and are subject to reduced public company reporting requirements. Specifically, under the Jumpstart Our Business Startups Act ("JOBS Act"), emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, pursuant to Section 107 of the JOBS Act, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Portfolio and Investment Activity
During the three months ended September 30, 2016, we made approximately $7.3 million of investments in portfolio companies and had approximately $0.8 million of redemptions and repayments, resulting in net investments at amortized cost of approximately $6.5 million for the period. During the three months ended September 30, 2015, we made approximately $5.0 million of investments in portfolio companies and had nominal exits and repayments, resulting in net investments at amortized cost of approximately $5.0 million for the period.
During the nine months ended September 30, 2016, we made approximately $21.4 million of investments in portfolio companies and had approximately $6.8 million of exits and repayments, resulting in net investments at amortized cost of approximately $14.6 million for the period. During the period ended September 30, 2015, we made approximately $7.7 million of investments in portfolio companies and had approximately $0.04 million of exits and repayments, resulting in net investments at amortized cost of approximately $7.6 million for the period. See Note 3, Investments, to the financial statements.

Our portfolio composition, based on fair value at September 30, 2016, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$19,371,792	56.6%	7.3%
Senior Secured Loans - Second Lien	5,824,862	17.0	9.8
Senior Secured Bonds	1,781,563	5.2	9.0
Senior Unsecured Debt	7,252,390	21.2	9.8
Equity/Other	15,702	NM (2)	N/A
Total	$34,246,309	100.0%	8.3%
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
(2) Not meaningful

The following table shows the composition by industry grouping based on fair value as of September 30, 2016:

	As of September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,134,940	32.5%
Telecom	3,511,467	10.2
Technology	3,224,176	9.4
Healthcare	2,314,371	6.8
Healthcare - Products	1,985,000	5.8
Financial Services	1,695,822	4.9
Health Facilities	1,669,440	4.9
Software/Services	1,546,048	4.5
Entertainment	1,321,971	3.9
Cable	1,170,000	3.4
Food - Wholesale	992,500	2.9
Chemicals	893,813	2.6
Environmental	816,477	2.4
Media - Broadcast	748,615	2.2
Retail	393,969	1.2
Pharmaceuticals	373,757	1.1
Electronics	186,632	0.5
Consumer Products	96,054	0.3
Energy - Exploration & Production	95,990	0.3
Newspaper	75,267	0.2
Total	$34,246,309	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2016 and for the three months and period ended September 30, 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from May 1, 2015 (commencement of operations) through September 30,
	2016	2015	2016	2015
Total investment income	$804,719	$78,488	$1,918,959	$95,811
Total expenses, net of reimbursement	494,631	—	1,055,853	—
Net investment income	$310,088	$78,488	$863,106	$95,811

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

For the three and nine months ended September 30, 2016, total investment income was $0.8 million and $1.9 million, respectively, and was attributable to interest income from investments in portfolio companies. For both the three months and period ended September 30, 2015, total investment income was $0.1 million and was attributable to interest income from investments in portfolio companies. As of September 30, 2016, the average portfolio fair value was approximately $26.2 million, with a weighted average current yield of 8.3%. The average portfolio fair value is calculated based on average investments at fair value using current quarter and prior year investments at fair value.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2016 and for the three months and period ended September 30, 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from May 1, 2015 (commencement of operations) through September 30,
	2016	2015	2016	2015
Base management fees	$153,626	$25,358	$381,392	$29,683
Incentive fees	96,548	—	96,548	—
Organizational costs	—	804	7,322	368,732
General & administrative	82,543	47,434	293,682	72,968
Amortization of offering costs	—	382,759	1,288,646	612,093
Professional fees	74,781	98,900	255,271	200,148
Insurance expense	50,182	66,962	148,910	111,361
Directors fees	36,951	49,426	116,970	73,993
Total expenses before reimbursement	494,631	671,643	2,588,741	1,468,978
Expense reimbursement	—	(671,643)	(1,532,888)	(1,468,978)
Total expenses, net of reimbursement	$494,631	$—	$1,055,853	$—

Our primary operating expenses include costs associated with: (i) investment advisory fees, including base management fees and incentive fees, if any, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Refer to Note 5, Related Party Transactions. GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the Investment Sub-Advisory Agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

For the nine months ended September 30, 2016, we incurred organizational costs $7,322 and amortization of offering costs of approximately $1.3 million which represented the write off of the remaining deferred offering costs. For the three months and period ended September 30, 2015, we incurred organizational costs of approximately $1,000 and $0.4 million, respectively, and amortization of offering costs of approximately $0.4 million and $0.6 million, respectively. As a result of raising the minimum offering proceeds on May 1, 2015, we became liable, subject to the ESA, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement, as of May 1, 2015. These organizational and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than regulatory pressures and national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2016, we had $0.8 million and $6.8 million, respectively, of redemptions and principal repayments, resulting in $0.02 million of realized gains for both periods. For the three months and period ended September 30, 2015, we had $0.04 million of principal repayments, resulting in nominal realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2016, our investments had $0.8 million and $1.1 million of unrealized appreciation as a result of changes in market conditions. For the three months and period ended September 30, 2015, our investments had $0.1 million of unrealized depreciation as a result of changes in market conditions.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $1.2 million and $2.0 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2016, our per share net increase in net assets resulting from operations was $0.25 and $0.45, respectively. For the three months and period ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $0.04 million and $0.04 million, respectively. Based on the weighted average shares of common stock outstanding for the three months and period ended September 30, 2015, our per share net decrease in net assets resulting from operations was $(0.06) and $(0.13), respectively.

Cash Flows for the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2016, net cash used in operating activities was approximately $12.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and repayments of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2016 were primarily related to purchases of investments totaling approximately $21.4 million, partially offset by redemptions and repayments of $6.8 million, and an increase in unsettled purchases of $1.1 million.

Net cash provided by financing activities of approximately $11.4 million during the nine months ended September 30, 2016 was primarily related to net proceeds from the issuance of common stock of approximately $13.2 million, slightly offset by distributions paid of $2.0 million.

Cash Flows for the Period Ended September 30, 2015

For the period ended September 30, 2015, net cash used in operating activities was approximately $7.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the period ended September 30, 2015 were primarily purchases of investments totaling approximately $7.7 million, offset mostly by an increase in unsettled purchases of approximately $0.6 million.
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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016 (4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016 (4)	35,603	—	0.62%	7.65%	September 30, 2019
_______________________

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

(4)
Effective March 15, 2016, our board of directors determined that it was in our and the stockholders' best interests to suspend the Offering and DRP. However, in the months of March through September, our board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. Since inception, GBA has supported approximately $3.5 million of our operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the nine months ended September 30, 2016, total support of $1.5 million is included on the statements of operations as an expense reimbursement. For the three months ended September 30, 2016, no expense reimbursement was included on the statements of operations. Approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the nine months ended September 30, 2016. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $1.7 million of support settled in cash. As of September 30, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services

Griffin Capital BDC Administrator, LLC (our "Administrator") will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which our Administrator will also furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services. As of September 30, 2016 and December 31, 2015, our Administrator waived reimbursement for the cost of any administrative services provided.
For the three months ended September 30, 2016 and 2015, GBA and Benefit Street had incurred certain expenses on behalf of us, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.01 million and $0.3 million, respectively. For the nine months ended September 30, 2016 and for the period ended 2015, GBA and Benefit Street had incurred certain expenses related to us, including directors fees, insurance expense, professional fees and other general and administrative expenses, of approximately $0.9 million and $0.5 million, respectively.  GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the ESA described above.
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
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of September 30, 2016, we have raised total gross proceeds of approximately $44.8 million pursuant to the Offering plus the proceeds from the private placement, of which has remained unchanged since March 15, 2016.
On March 15, 2016, our board of directors determined that it was in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination, at the time, was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering. The Adviser proposed to the board of directors that we elect an alternative fund structure that is expected to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions non-traded BDCs faced in the fourth quarter of 2015 and the first quarter of 2016. The board of directors continues to evaluate strategic alternatives, of which includes an interval fund structure which would allow for investments generally not otherwise available to BDCs. There can be no assurance we will resume the Offering or that it will be able to sell all of its shares in the Offering.
We will continue to operate as a non-traded BDC unless and until both the board of directors and stockholders approve an alternative structure.

Prior to investing in debt securities, we will invest the net proceeds we already have received from the Offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC beginning with our tax year ended December 31, 2015.

We will continue to invest the offering proceeds raised prior to the suspension of the Offering. We will, however, continue to monitor our cash position in order to maintain an amount sufficient to pay operating expenses and distributions to our stockholders.
RIC Status and Distributions
We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to stockholders as dividends if it distributes at least 90% of its "Investment Company Taxable Income," as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, a RIC would need to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.
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
We intend to make any distributions in the form of cash out of assets legally available for such purpose. Before March 15, 2016, a stockholder could have elected to receive their distributions in additional common stock pursuant to our DRP. Any distributions reinvested under the plan, prior to the suspension of the DRP, will remain taxable to U.S. taxholders.
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

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the financial statements.
Distributions
The table below shows our distribution declarations since the commencement of the public offering.

Declaration Date	Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015	$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015	$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015	$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015	$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015	$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015	$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015	$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015	$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015	$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016	$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016	$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	N/A	July 1, 2016	$0.002049	7.65%	(2)
July 29, 2016	N/A	August 1, 2016	$0.002049	7.65%	(2)
August 11, 2016	N/A	September 1, 2016	$0.002049	7.65%	(2)
September 28, 2016	N/A	October 1, 2016	$0.002049	7.65%	(2)
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

(2) Effective March 15, 2016, our board of directors determined that it was in the Company's and stockholders' best interests to suspend the offering and DRP. In the months of March through September, the board of directors determined to maintain the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
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
Recent Developments
See Note 11, Subsequent Events, to the financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the nine months ended September 30, 2016, we did not engage in hedging activities.
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
Assuming that the statement of assets and liabilities as of September 30, 2016 remains constant and that we take no actions to alter our existing interest rate sensitivity, the following table shows the impact to interest income and net investment income as the result of changes in variable interest rates:

Basis point increase:	Interest Income	Interest Expense	Net Increase
100	$195,926	$—	$195,926
200	461,682	—	461,682
300	727,460	—	727,460
400	993,239	—	993,239
500	1,259,017	—	1,259,017

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which could materially affect our business, financial condition or future results. There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in such Annual and Quarterly Reports.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.     EXHIBITS

The following exhibits are included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2016.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ Joseph E. Miller
Name:	Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)