Form 10-K
period 2016-12-31
Griffin-Benefit Street Partners BDC Corp.
filed 2017-03-31
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates was $42.1 million, assuming a market value of $9.80 per share, as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 31, 2017, the Registrant had 4,563,196 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference:
None.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

CERTAIN DEFINITIONS
Except as otherwise specified in this annual report on Form 10-K ("Annual Report"), the terms:

•	"we," "us," "our," the "Company" and "Griffin-Benefit Street BDC" refer to Griffin-Benefit Street Partners BDC Corp., a Maryland corporation;

•	"Adviser" and "GBA" refer to Griffin Capital BDC Advisor, LLC, our investment adviser;

•	"Administrator" refers to Griffin Capital BDC Administrator, our administrator;

•	"Griffin Capital" and "Sponsor" refer to Griffin Capital Company, LLC, our Sponsor and the indirect owner of GBA;

•	"Sub-Adviser" and "Benefit Street" refer to Benefit Street Partners L.L.C., our sub-adviser and an affiliate of Providence Equity Partners L.L.C.; and

•	"Providence" refers collectively to Providence Equity Partners L.L.C., an affiliate of Benefit Street, and its affiliated management companies.
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

PART I
ITEM 1.    BUSINESS
GENERAL
We are a Maryland corporation, formed on May 27, 2014 under the Maryland General Corporation Law. We are organized as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") beginning with the fiscal year ended December 31, 2015.
We are externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or "Adviser"), a Delaware limited liability company. GBA is indirectly owned by Griffin Capital Company, LLC ("Griffin Capital") and Randy Anderson, our Executive Vice President, who directly owns a 5% interest in GBA. Kevin A. Shields, Chairman of the Board of Directors and President of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA oversees the management of our activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, our investment portfolio under the terms of an advisory agreement between us and GBA. We and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), a Delaware limited liability company and affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as our Sub-Adviser. Benefit Street is a registered investment adviser under the Advisers Act and assists GBA with the management of our activities and operations, pursuant to a sub-advisory agreement between us, GBA, and Benefit Street.
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
On March 15, 2016, our board of directors determined that it is in our and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.

On March 29, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for Class I Shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of our liabilities (the “Reorganization”).

Pursuant to the terms and subject to the conditions set forth in the Agreement, GIA Credit Fund will issue Reorganization Shares with an aggregate net asset value equal to the aggregate value of the assets that it receives from us, less the liabilities it assumes from us. Shareholders will exchange our shares for Reorganization Shares, which will be distributed to our stockholders in proportion to their holdings.

    We and GIA Credit Fund have similar investment objectives, strategies, and restrictions. Our investment objective is to generate both current income and capital appreciation, while GIA Credit Fund’s investment objective is to generate a return comprised of both current income and capital appreciation with an emphasis on current income with low volatility and low correlation to the broader markets.

The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by our stockholders, the absence of legal impediments to the consummation of the

Reorganization, the absence of a material adverse effect on either us or GIA Credit Fund, and compliance by us and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that will be filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.

Once executed, the Agreement and plan of Reorganization may be terminated and abandoned with respect to the Reorganization by mutual agreement by us and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s advisor will bear all costs associated with the Reorganization.

Subject to stockholder approval, our board of directors also approved the proposal to authorize us (as part of the Reorganization process) to withdraw our election to be treated as a BDC under the 1940 Act. Once the BDC election is withdrawn, we will no longer be subject to the limitations imposed on BDCs under the 1940 Act.

The foregoing descriptions of the Agreement and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full agreement, which we expect to execute in early April and will be filed once executed. There is no guarantee that the Reorganization will be consummated.

We will continue to operate as a non-traded BDC unless and until the stockholders approve the proposed plan of reorganization.

As of March 15, 2016, the Company had issued 4,563,196 shares of common stock for gross proceeds of approximately $44.8 million, including shares purchased in the private placement and shares issued pursuant to our distribution reinvestment plan ("DRP"), which amounts remained unchanged as of December 31, 2016. We ceased issuing shares pursuant to the DRP when the Offering was suspended.

Prior to investing in debt securities, we will invest the net proceeds we already have received from the Offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC beginning with our tax year ended December 31, 2015.

We have invested substantially all proceeds raised in the Offering, net of expenses, in private U.S. middle-market companies in accordance with our investment objectives. We will, however, continue to monitor our cash position in order to maintain an amount sufficient to pay operating expenses and distributions to our stockholders. We will continue to consider investments as proceeds from sales and repayments are available.
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

Additionally, as a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with certain entities under the 1940 Act, such as GBA, Benefit Street and their respective affiliates unless we obtain an exemptive order from the Securities and Exchange Commission ("SEC"). In an order dated June 23, 2015, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of Benefit Street.  Among other things, the relief requires that our independent directors review and approve each initial co-investment. We believe this relief may allow us to participate in larger investments, together with Benefit Street’s co-investment affiliates, than would be available to us if we had not obtained such relief.
OUR INVESTMENT ADVISER
GBA, our investment adviser, is a Delaware limited liability company formed in May 2014. GBA is registered with the SEC as an investment adviser under the Advisers Act. Our Adviser has no operating history. Kevin Shields, David Rupert, Joseph Miller, Randy Anderson and Howard Hirsch form the senior management team of GBA. GBA is indirectly owned by Griffin Capital and Mr. Anderson who directly owns a 5% interest in GBA. The principal address of GBA is c/o Griffin Capital Company, LLC, Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.
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
All investment decisions require the approval of a majority of the members of the investment committee, which is currently comprised of Kevin Shields, David Rupert, Joseph Miller, Randy Anderson, and Howard Hirsch (the "Investment Committee"). Our board of directors, including a majority of independent directors, oversee and monitor our investment performance and, beginning with the second anniversary of the effective date of the investment advisory agreement, will annually review the compensation we pay to GBA and the compensation GBA pays to Benefit Street to determine that the provisions of the investment advisory and the investment sub-advisory agreement, respectively, are carried out.
ABOUT GRIFFIN CAPITAL
Griffin Capital is a privately-held, Los Angeles headquartered investment and management company with a 20-year track record sponsoring real estate investment vehicles and managing institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed transactions representing over $22.0 billion in value, Griffin Capital and its affiliates have acquired or constructed over 58.4 million square feet of space since 1995, and managed, sponsored and/or co-sponsored an institutional-quality portfolio of approximately 42.0 million square feet located in 30 states and the United Kingdom, representing approximately $7.3 billion in asset value as of December 31, 2016. In addition to serving as our Sponsor, Griffin Capital currently serves as sponsor for Griffin Capital Essential Asset REIT, Inc. ("GCEAR") and Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II") and as a co-sponsor for Griffin-American Healthcare REIT III, Inc. ("GAHR III") and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts. Griffin is also the sponsor of Griffin Institutional Real Estate Access Fund, a publicly-registered interval fund (NASDAQ: GIREX) ("GIREX") and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), a non-diversified, closed end management company that is operated as an interval fund.
Pursuant to an administration agreement, our Administrator, an affiliate of Griffin Capital, will furnish us with office facilities and equipment, clerical, bookkeeping and record keeping services. Our Administrator will also oversee our financial records and prepare our reports to stockholders and reports filed with the SEC. In addition, our Administrator will perform the calculation and publication of our net asset value, and oversee the preparation and filing of our tax returns, the payment of our expenses and the performance oversight of various third-party service providers. Our Administrator has contracted with an independent third party to provide certain of our accounting and administrative services.
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
ABOUT PROVIDENCE
Providence was founded in 1989 as a leading sector-focused private equity firm with a global franchise specializing in the media, communications, education and information sectors. Providence has both an active private equity portfolio and an active debt portfolio. In early 2008, Providence expanded into credit and launched Benefit Street and its affiliates as the investment manager of all credit funds going forward. Today, Providence is a leading global alternative asset management firm (1) with $50 billion in committed capital as of December 31, 2016. Providence maintains its principal offices at 50 Kennedy Plaza, 18th Floor, Providence, RI 02903.
Providence has maintained an active private equity portfolio over the course of its 28 year history. Since inception, Providence's team has invested in more than 160 companies across ten funds. The credit platform has grown to approximately $18.1 billion in assets under management and unfunded commitments (including recallable amounts) as of December 31, 2016, and now manages credit-focused strategies ranging from illiquid private debt to long-short liquid credit to levered loans.

(1)	Source: Towers Watson, Global Alternatives Survey 2014 (July 2016).
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
We maintain a website at www.griffincapital.com/griffin-benefit-street-partners-bdc. We make available, free of charge, on our website, our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report and you should not consider information contained on our website to be part of this Annual Report or any other report we file with the SEC.
You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, any materials we file with the SEC are available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.
INVESTMENT ADVISORY AGREEMENT

We entered into an investment advisory agreement, dated January 16, 2015, with GBA (the "Investment Advisory Agreement"). Pursuant to the Investment Advisory Agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. Additionally, GBA and our Company entered into an Investment Sub-Advisory Agreement, dated January 16, 2015, with Benefit Street, as amended by a letter agreement among the Sponsor, the Adviser and the Sub-Adviser dated March 6, 2017 (as amended, the "Investment Sub-Advisory Agreement"). The Investment Sub-Advisory Agreement provides details of the Sub-Advisory relationship between Benefit Street and GBA and provides for the handling of fees and expenses, among other things.
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
Base Management Fee
The base management fee is paid for services rendered and is calculated at an annual rate of 2.0% of our gross assets, excluding cash and cash equivalents and other non-investment assets, payable quarterly in arrears, pursuant to the Investment Advisory Agreement. For purposes of calculating the base management fee, the term "gross assets" includes any assets acquired with the proceeds of leverage. The Adviser will benefit when we incur debt or use leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee will be calculated based on our average gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial quarter will be appropriately pro-rated.
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
Payment of Our Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser, if any, in performing their respective administrative obligations under the Investment Advisory Agreement and Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees will compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the Investment Sub-Advisory Agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

EXPENSE SUPPORT AND CONDITIONAL REIMBURSEMENT AGREEMENT

On March 25, 2015, we and GBA entered into an expense support and conditional reimbursement agreement (as amended, the "ESA"). On March 23, 2016, the Company and the Adviser executed the Amendment to the Expense Support and Conditional Reimbursement Agreement, which is effective for all reimbursement payments from the Company to the Adviser made on or after December 31, 2015. Pursuant to the Amended ESA, GBA has agreed to reimburse us, or offset such reimbursement against amounts due to GBA, for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the Amended ESA, we will have a conditional obligation to reimburse GBA for any amounts funded by GBA under such agreement, including certain organizational and offering costs that have been included in operating expenses, if certain conditions are met. First, GBA will be entitled to receive reimbursement payments if, during any fiscal quarter occurring within three years of the date on which GBA funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. Second, we and GBA have agreed that we will make reimbursement payments only if: (i) our current “operating expense ratio” is equal to or less than its operating expense ratio at the time the corresponding expense payment obligation was incurred by GBA, and (ii) the annualized rate of our regular cash distributions to our stockholders is equal to or greater than the annualized rate of our regular cash distributions to our stockholders at the time the corresponding expense payment was incurred by GBA. For this purpose, the “operating expense ratio” is defined as all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to GBA, and interest expense, as a percentage of net assets. Finally, for organizational and offering costs that have been included in operating expenses, we will limit reimbursement of such expenses to the sum of: (i) all expense payments paid by GBA to us in cash and not previously reimbursed; (ii) non-organizational and offering costs included in operating expenses incurred by GBA and its affiliates and accrued as payables by us; and (iii) organizational and offering costs incurred by GBA and its affiliates and accrued as payables by us, up to a limit of 1.5% of gross proceeds raised. We will not record expense support payments as liabilities on the statements of assets and liabilities until the above conditions are met.
On March 29, 2017, we and the Advisor executed a Second Amendment to the Expense Support and Conditional Reimbursement Agreement (the "Second Amended ESA”, collectively "Amended ESA"), which is effective for all reimbursement payments from us to the Advisor on or after March 23, 2017. On March 6, 2017, GBA and Benefit Street entered into a letter agreement which revised the terms between the Advisor and Sub-Advisor. Under the letter agreement, Benefit Street will no longer have any obligation to share the expense or distribution support obligations pursuant to the Second Amended ESA.

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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016(4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016(4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016(4)	35,603	—	0.62%	7.65%	September 30, 2019
December 31, 2016(4)	127,354	—	1.21%	7.65%	December 31, 2019
________________________

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

(4)
Effective March 15, 2016, our board of directors determined that it was in our and the stockholders' best interests to suspend the Offering and DRP. However, in the months of March through December, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. Since inception, GBA has supported approximately $3.6 million of our operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the year ended December 31, 2016 and for the period from May 1, 2015 to December 31, 2015, total support of $1.7 million and $1.9 million, respectively, is included on the statements of operations as an expense reimbursement. Approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the year ended December 31, 2016. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $1.7 million of support settled in cash. As of December 31, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

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
We will reimburse our Administrator for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) our Administrator's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Our Administrator will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to our Administrator for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse our Administrator for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Administrator. As of December 31, 2016 and December 31, 2015, Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
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
ELECTION TO BE TAXED AS A RIC
We elected to be treated as a RIC under Subchapter M of the Code beginning with the tax year ended December 31, 2015. To obtain and maintain our tax status as a RIC, we are required to meet certain source-of-income and diversification test. Specifically, we must:

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
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”)

If we qualify for and maintain as a RIC, in any fiscal year with respect to which we distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the "Annual Distribution Requirement"), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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
Because federal income tax regulations differ from generally accepted accounting principles in the United States of America ("U.S. GAAP"), distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
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
Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify for and maintain as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GBA will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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

We and GBA each have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics (the "Code of Ethics") generally does not permit investments by our employees in securities that may be purchased or held by us. We have attached our Code of Ethics as an exhibit to our registration statement on Form N-2, as amended, filed with the SEC on December 23, 2014. Stockholders may also read and copy the Code of Ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our Code of Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our Code of Ethics on Form 8-K.

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
As of December 31, 2016, the principals of GBA do not manage any other investment vehicles with similar or overlapping investment strategies as ours. We expect that, if such a situation were to arise in the future, GBA will put into place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the fair and equitable allocation of investment opportunities amongst us and any future investment vehicles with similar or overlapping investment strategies as ours.

ITEM 1A.    RISK FACTORS
Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.
Risks Related to Our Business and Structure
There can be no assurance that we will resume the Offering.

Our board of directors has determined that it is in our and our stockholders’ best interest to suspend the Offering, effective March 15, 2016, and has recommended that shareholders approve a reorganization in which the Company would transfer its assets and liabilities to an interval fund in exchange for shares of the interval fund (the “Reorganization”). If shareholders approve the Reorganization, among other things, they will cease to be shareholders of the Company, and the Company will be liquidated. If shareholders do not approve the Reorganization, the board of directors may consider other alternatives, including liquidation of the Company. There can be no assurance that we will resume the Offering.

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

We may face increasing competition for investment opportunities, which could delay deployment and redeployment of our capital, reduce returns and result in losses.

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

Various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may continue.
There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

Risks Related to Our Proposed Reorganization
Completion of the Reorganization is subject to many conditions and if these conditions are not satisfied or waived, the Reorganization will not be completed.
While there can be no assurances as to the exact timing, or that the Reorganization will be completed at all, the Reorganization may be completed as early as the end of the second quarter of 2017. The completion of the Reorganization is subject to certain conditions, including, among others, our stockholders’ approval, required regulatory approvals, and other customary closing conditions. We intend to complete the Reorganization as soon as possible; however, we cannot assure stockholders that the conditions required to complete the Reorganization will be satisfied or waived on the anticipated schedule, or at all.
In addition, each party’s obligation to consummate the Reorganization is subject to certain other conditions, including, among others: (i) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (ii) the other party's compliance with its covenants and agreements contained in the Agreement and Plan of Reorganization; (iii) the absence of any event, change, or occurrence arising during the period from the date of the Agreement and Plan of Reorganization until the effective time of the Reorganization that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the other party; and (iv) the receipt of an opinion of counsel of each party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a regulated investment company.
There can be no assurance that the conditions to closing of the Reorganization will be satisfied or waived or that the Reorganization will be completed. Failure to consummate the Reorganization may adversely affect our results of operations and business prospects because, among other things, the proposed Reorganization, whether or not it closes, will divert the attention of certain management and other key employees of our affiliates from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or GIA Credit Fund may terminate the Agreement and Plan of Reorganization under certain circumstances, including, among other reasons, if the Reorganization is not completed by December 31, 2017, and if the Agreement and Plan of Reorganization is terminated under certain circumstances specified in the Agreement and Plan of Reorganization.
The Reorganization is subject to closing conditions, including stockholder approval that, if not satisfied or waived, will result in the Reorganization not being completed, which may result in material adverse consequences to our business and operations.
The Reorganization is subject to closing conditions, including certain approvals of our and GIA Credit Fund’s respective stockholders that, if not satisfied, will prevent the Reorganization from being completed. The closing condition that our stockholders adopt the Agreement and Plan of Reorganization may not be waived under applicable law and must be satisfied for the Reorganization to be completed. If our stockholders do not adopt the Agreement and Plan of Reorganization and the Reorganization is not completed, the resulting failure of the Reorganization could have a material adverse impact on our business and operations.
In addition to the required approval of our stockholders, the Reorganization is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. If the Reorganization is not completed, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the Reorganization, including the sale of our assets or the liquidation of our portfolio.
Legal actions may be filed against us and our board of directors and certain parties to the Agreement and Plan of Reorganization that could prevent or delay the completion of the Reorganization or result in the payment of damages following the completion of the Reorganization.
Legal proceedings could delay or prevent the Reorganization from becoming effective within the agreed upon timeframe or at all, and, if the Reorganization is completed, may be material to the results of operations, cash flows or financial condition of the combined company. It is possible that third parties could try to seek to impose liability against the company in connection with this matter or other potential legal proceedings.
The ownership percentage of our common stockholders will be diluted by the Reorganization.
The Reorganization will dilute the ownership percentage of our common stockholders and result in GIA Credit Fund common stockholders having an ownership stake following the closing of the Reorganization. Consequently, our common stockholders may have less influence over the management and policies of the GIA Credit Fund following the closing of the Reorganization than each currently exercises over our management and policies. The foregoing notwithstanding, our stockholders will be the sole holders of the class of shares issued by GIA Credit Fund in connection with the Reorganization (the “Reorganization Class Shares”). With regard to matters pertaining solely to the Reorganization Class Shares, our stockholders will vote together as a group with regard to any such matters.
Termination of the Agreement and Plan of Reorganization could negatively impact us.
Once executed, if the Agreement and Plan of Reorganization is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Reorganization and the costs associated with the Reorganization, without realizing any of the anticipated benefits of completing the Reorganization.
Following the consummation of the Reorganization, the combined company will assume certain potential liabilities.
As a part of the Reorganization, GIA Credit Fund will, in addition acquiring our assets, assume any of our liabilities that exist as of the closing of the Reorganization. The liabilities assumed by the GIA Credit Fund are expected to be those that we incur in the normal course of our operations. Given the immaterial nature, of such expenses, the assumption of our expenses by the GIA Credit Fund is not expected to have a material impact on the business operations of the GIA Credit Fund. However, to the extent the combined company has not identified such liabilities or has underestimated the amount of such liabilities, the liabilities assumed by the GIA Credit Fund could have a material adverse effect on the combined company's business.
Risks Related to an Investment in Our Common Stock

Beginning with the first full calendar quarter following the one-year anniversary of the date that we satisfy our minimum offering requirement (which occurred on May 1, 2015), we may offer to repurchase shares on a quarterly basis. If we do offer to repurchase shares, only a limited number of shares will be repurchased, however, and, to the extent stockholders are able to sell their shares under the repurchase program, stockholders may not be able to recover the amount of their investment in those shares.

We have not implemented a share repurchase program, however, we intend to limit the number of shares repurchased pursuant to any such program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10.0% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless a stockholder tenders all of their shares, a stockholder must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $2,500 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.

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

Although we may implement a share repurchase program, we have the right to suspend the program, cease repurchases or terminate the program at any time upon 30 days' notice.

We have not implemented a share repurchase program. If we do, we will have discretion to not repurchase our stockholders' shares, to suspend the share repurchase program and to cease repurchases. Further, any share repurchase program may have limitations and should not be relied upon as a method to sell shares promptly or at a desired price. Our board of directors may amend, suspend or terminate any share repurchase program upon 30 days' notice. Stockholders may not be able to sell their shares at all in the event our board of directors amends, suspends or terminates the share repurchase program, absent a liquidity event. We will notify our stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.

If we institute the share repurchase program, the timing of our repurchase offers pursuant to our share repurchase program may be disadvantageous to our stockholders.

If we make quarterly repurchase offers pursuant to a share repurchase program, the repurchase price may be lower than the price that investors paid for common stock in our Offering, unless we experience substantial capital appreciation and capital gains. As a result, to the extent investors have the ability to sell their common stock to us as part of a share repurchase program, the price at which an investor may sell common stock, which will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common stock in our Offering.

In addition, in the event an investor chooses to participate in our share repurchase program, if implemented, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell common stock to us as part of a periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common stock will be on the repurchase date.

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

We may be unable to invest or reinvest a significant portion of the net proceeds of our Offering on acceptable terms in an acceptable timeframe.

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

Shareholders will not have preemptive rights to any common stock we may issue in the future if we resume the Offering. Our articles of incorporation authorize us to issue 500,000,000 shares of stock, par value $0.001 per share, of which 450,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of common stock without stockholder approval. We may resume the offering or sell additional shares of common stock in a follow-on offering or issue equity interests in private offerings. To the extent that we issue additional shares of common stock at or below net asset value (including if our net asset value drops more than 2.5% below our offering price) after an investor purchases shares of our common stock, an investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

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

We invest in senior secured loans, including unitranche loans and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. companies primarily in the middle market.

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

Unitranche Loans. We also invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan.

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

Subordinated Debt. Our subordinated, or mezzanine, debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income, including payment-in-kind ("PIK") interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount. Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.

Most loans in which we invest will not be rated, or would be rated as below investment grade quality if they were rated by a rating agency. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. These investments may involve additional risks that could adversely affect our investment returns. We hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible. If GBA has collected a fee on an investment that provides for PIK interest, and such investment fails, GBA would not be required to repay the fee that it received with respect to that investment. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We make selected equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Investments in private companies pose certain incremental risks as compared to investments in public companies, any one of which could have a material adverse effect on our operating results.

We invest in privately held U.S. companies primarily in the middle market. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

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

Our investments may include original issue discount, ("OID"), instruments and contractual PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan's term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

Even though we generally structure most of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower.

Second priority liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.

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

We do not control our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company's common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We suspended our Offering, effective March 15, 2016. Thus, we may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

As a BDC, under the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). H.R. 3868 (the Small Business Credit Availability Act) has been previously introduced in the U.S. House of Representatives and if this or similar legislation is introduced and passed in this Congress or a future Congress, it would modify the 1940 Act and increase the amount of debt that BDCs may incur by decreasing the assets coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore a stockholder's risk of an investment in us may increase due to the increased volatility associated with higher leverage.

Changes in interest rates may affect our cost of capital and net investment income.

Since we use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to acquire or develop such expertise. However, our ability to engage in hedging transactions may be adversely affected by recent rules adopted by the CFTC.

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

GBA has no experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by GBA's management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of certain source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or for tax treatment as a RIC or could force us to pay unexpected taxes and penalties, which could be material. GBA's lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

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

On March 15, 2016, our board of directors determined that it is in our and the shareholders' best interest to suspend the offering; however, we will continue to operate as a non-traded BDC regulated under the 1940 act unless and until the stockholders approve the proposed plan of reorganization. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs must invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we decide to withdraw our election, or if we otherwise fail to qualify or maintain our qualification as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business and adversely impact our stockholders' investments in us.

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

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must, among other things, meet the following annual distribution, income source and asset diversification requirements.

•
The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for and maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

If we fail to maintain our RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Because we cannot treat any of our investment company taxable income as a "deemed distribution," the receipt of original issue discount or other accrued amounts included in investment company taxable income may require us to make distributions to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for and maintain RIC tax treatment and thus become subject to corporate-level income tax.

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
As of March 31, 2017 we had 4,563,196 shares of common stock outstanding, held by a total of 1,001 stockholders. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.
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
On March 15, 2016, our board of directors determined that it is in our and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.
On March 29, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for Class I Shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of our liabilities (the “Reorganization”).
Pursuant to the terms and subject to the conditions set forth in the Agreement, GIA Credit Fund will issue Reorganization Shares with an aggregate net asset value equal to the aggregate value of the assets that it receives from us, less the liabilities it assumes from us. Shareholders will exchange our shares for Reorganization Shares, which will be distributed to our stockholders in proportion to their holdings.

We and GIA Credit Fund have similar investment objectives, strategies, and restrictions. Our investment objective is to generate both current income and capital appreciation, while GIA Credit Fund’s investment objective is to generate a return comprised of both current income and capital appreciation with an emphasis on current income with low volatility and low correlation to the broader markets.

The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by our stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either us or GIA Credit Fund, and compliance by us and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that will be filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.

Once executed, the Agreement and plan of Reorganization may be terminated and abandoned with respect to the Reorganization by mutual agreement by us and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s advisor will bear all costs associated with the Reorganization.

Subject to stockholder approval, our board of directors also approved the proposal to authorize us (as part of the Reorganization process) to withdraw our election to be treated as a BDC under the 1940 Act. Once the BDC election is withdrawn, we will no longer be subject to the limitations imposed on BDCs under the 1940 Act.

The foregoing descriptions of the Agreement and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full agreement, which we expect to execute in early April and will be filed once executed. There is no guarantee that the Reorganization will be consummated.

We will continue to operate as a non-traded BDC unless and until the stockholders approve the proposed plan of reorganization.
DISTRIBUTIONS
We intend to make our distributions in the form of cash, out of assets legally available, unless stockholders elected to receive their distributions in additional shares of common stock pursuant to our distribution reinvestment plan, (DRP), prior to the termination of the DRP offering upon suspension of the Offering, or March 15, 2016. Any distributions reinvested under the plan were nevertheless taxable to the U.S. stockholder to the same extent as if received in cash. If stockholders hold shares of common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of common stock. See Note 10, Distributions, of the notes to the financial statements for additional information.
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
We adopted an "opt in" DRP for our stockholders. As a result, if we make a distribution, our stockholders will receive their distributions in cash unless they specifically "opt in" to the DRP so as to have their cash distributions reinvested in additional common stock, prior to the termination of the DRP offering upon suspension of the Offering, or March 15, 2016.
For the year ended December 31, 2016, 52.8% and 47.2% of distributions declared were from accumulated earnings and profits and from return of capital, respectively, on a U.S. GAAP basis.
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
ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data as of and for the year ended December 31, 2016, as of and for the period ended December 31, 2015 and as of and for the period ended December 31, 2014 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the year ended December 31, 2016	As of and for the period from May 1, 2015 (Commencement of Operations) through December 31, 2015	As of and for the period from date of initial capitalization through December 31, 2014
Statements of operations data:
Total investment income	2,742,655	398,072	—
Operating expenses
Total expenses before reimbursement and incentive fee waiver	3,279,872	2,596,673	—
Expense reimbursement	(1,660,243)	(1,919,062)	—
Incentive fee waiver	(45,319)	—	—
Total expenses, net of reimbursement	1,574,310	677,611	—
Net investment income (loss)	1,168,345	(279,539)	—
Net gain (loss) on investments	1,294,589	(612,334)	—
Net increase (decrease) in net assets resulting from operations	2,462,934	(891,873)	—
Per share data:
Net investment income (loss)	0.27	(0.37)	—
Net increase (decrease) in net assets resulting from operations - basic and diluted	0.56	(1.19)	—
Distributions declared	(0.75)	(0.74)	—
Statements of assets and liabilities data:
Total assets	$44,834,015	$29,630,296	$200,000
Total stockholders' equity	39,268,954	26,201,365	200,000
Total liabilities	$5,565,061	$3,428,931	$—
Other data:
Total return	8.99%	0.09%	—
Number of portfolio company investments at year end	33	32	—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have invested substantially all proceeds raised in the Offering, net of expenses, in private U.S. middle-market companies in accordance with our investment objectives.
We and GBA oversee the management of our activities and are responsible for making investment decisions for our portfolio. We and GBA have engaged Benefit Street, which is a registered investment adviser under the Advisers Act and an affiliate of Providence, to act as our Sub-Adviser. Benefit Street assists GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code for the taxable year ended December 31, 2015 and each year thereafter.

Our investment objective is to generate both current income and capital appreciation. We seek to achieve our investment objective by investing in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as equity and equity related securities issued by private U.S. companies primarily in the middle market or public U.S. companies with market equity capitalization of less than $250.0 million. We intend to generally focus our investment activities on companies that our Adviser believes have leading market positions, significant asset or franchise values, strong free cash flow, experienced senior management teams and high-quality sponsors (if the company is externally sponsored). We may also make investments in syndicated debt opportunities.

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

On July 25, 2014 and July 28, 2014, pursuant to a private placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, for an aggregate of $0.2 million and 22,222 shares. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or sub-adviser, respectively. On January 20, 2015, we began offering on a continuous basis up to $1.5 billion in shares of common stock, which we began offering at an initial offering price of $10.00 per share (the "Offering"). On December 23, 2015, we decreased our public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy.
On March 15, 2016, our board of directors determined that it is in our and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.

On March 29, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for Class I Shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of our liabilities (the “Reorganization”).

Pursuant to the terms and subject to the conditions set forth in the Agreement, GIA Credit Fund will issue Reorganization Shares with an aggregate net asset value equal to the aggregate value of the assets that it receives from us, less the liabilities it assumes from us. Shareholders will exchange our shares for Reorganization Shares, which will be distributed to our stockholders in proportion to their holdings.

We and GIA Credit Fund have similar investment objectives, strategies, and restrictions. Our investment objective is to generate both current income and capital appreciation, while GIA Credit Fund’s investment objective is to generate a return comprised of both current income and capital appreciation with an emphasis on current income with low volatility and low correlation to the broader markets.

The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by our stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either us or GIA Credit Fund, and compliance by us and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that will be filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.

Once executed, the Agreement and plan of Reorganization may be terminated and abandoned with respect to the Reorganization by mutual agreement by us and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s advisor will bear all costs associated with the Reorganization.

Subject to stockholder approval, our board of directors also approved the proposal to authorize us (as part of the Reorganization process) to withdraw our election to be treated as a BDC under the 1940 Act. Once the BDC election is withdrawn, we will no longer be subject to the limitations imposed on BDCs under the 1940 Act.

The foregoing descriptions of the Agreement and plan of Reorganization and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full agreement, which we expect to execute in early April and will be filed once executed. There is no guarantee that the Reorganization will be consummated.

We will continue to operate as a non-traded BDC unless and until the stockholders approve the proposed plan of reorganization.

Our transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders on March 15, 2016 announcing that we suspended the distribution reinvestment plan ("DRP"), effective March 15, 2016.

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
Portfolio and Investment Activity

During the year ended December 31, 2016, we made approximately $28.0 million of investments in portfolio companies and had approximately $11.3 million of repayments, resulting in net investments at amortized cost of approximately $16.7 million for the year. In addition, for the year ended December 31, 2016, investments increased by approximately $1.8 million, which consisted of net realized and unrealized gains, PIK interest and market discounts. During the period ended December 31, 2015, we made approximately $18.9 million of investments in portfolio companies and had approximately $0.1 million of repayments, resulting in net investments at amortized cost of approximately $18.8 million for the period, which was further reduced by approximately $0.6 million of unrealized losses. See Note 3, Investments, to the financial statements.
Our portfolio composition, based on fair value at December 31, 2016, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$25,328,962	69.1%	7.4%
Senior Secured Loans - Second Lien	4,722,313	12.9	10.0
Senior Secured Bonds	1,767,250	4.8	9.0
Senior Unsecured Debt	4,803,840	13.1	10.3
Equity/Other	20,008	0.1	N/A
Total	$36,642,373	100.0%	8.2%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

Our portfolio composition, based on fair value at December 31, 2015, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$6,833,521	37.6%	7.5%
Senior Secured Loans - Second Lien	5,506,393	30.3	10.0
Senior Secured Bonds	2,138,916	11.8	8.4
Senior Unsecured Debt	3,685,509	20.3	9.9
Equity/Other	8,497	NM (2)	N/A
Total	$18,172,836	100.0%	8.8%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.
(2) Not meaningful

The following table shows the composition by industry grouping based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,830,269	32.3%
Telecom	4,529,812	12.4
Technology	3,247,828	8.9
Healthcare	2,286,095	6.2
Healthcare - Products	1,990,013	5.4
Pharmaceuticals	1,783,626	4.9
Financial Services	1,722,275	4.7
Health Facilities	1,672,169	4.6
Entertainment	1,332,246	3.6
Cable	1,186,250	3.2
Software/Services	1,058,394	2.9
Food - Wholesale	992,930	2.7
Chemicals	886,500	2.4
Environmental	847,853	2.3
Media - Broadcast	738,209	2.0
Retail	302,871	0.8
Energy - Exploration & Production	95,320	0.3
Consumer Products	78,076	0.2
Newspaper	61,637	0.2
Total	$36,642,373	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%

Results of Operations

Operating results for the year ended December 31, 2016 and for the period ended December 31, 2015 were as follows:

	For the Year Ended December 31,	For the period from May 1, 2015 (commencement of operations) through December 31,
	2016	2015
Total investment income	$2,742,655	$398,072
Total expenses, net of reimbursement and incentive fee waiver	1,574,310	677,611
Net investment income (loss)	$1,168,345	$(279,539)

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

For the year ended December 31, 2016, total investment income was $2.7 million and was attributable to interest income from investments in portfolio companies. During the year ended December 31, 2016, the average portfolio fair value was approximately $27.4 million , with a 8.2% weighted average current yield. The average portfolio fair value is calculated based on average investments at fair value using the current year's and the prior year's investments at fair value. For the period ended December 31, 2015, total investment income was $0.4 million and was attributable to interest income from investments in portfolio companies. During the period ended December 31, 2015, the average portfolio fair value was approximately $9.4 million, with a 8.4% weighted average current yield. The average portfolio fair value was calculated based on average investments at fair value using current year's and prior two quarter's investments at fair value.

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2016 and for the period ended December 31, 2015 were as follows:

	For the Year Ended December 31,	For the period from May 1, 2015 (commencement of operations) through December 31,
	2016	2015
Base management fees	$559,583	$94,324
Incentive fees	134,818	—
Organizational costs	7,322	444,106
General & administrative	385,911	237,978
Amortization of offering costs	1,288,646	1,113,250
Professional fees	547,501	384,470
Insurance expense	196,170	171,390
Directors fees	159,921	151,155
Total expenses before reimbursement and incentive fee waiver	3,279,872	2,596,673
Incentive fee waiver	(45,319)	—
Expense reimbursement	(1,660,243)	(1,919,062)
Total expenses, net of reimbursement and incentive fee waiver	$1,574,310	$677,611

Our primary operating expenses include the costs associated with: (i) investment advisory fees, including base management fees and incentive fees, if any, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See Note 5, Related Party Transactions of notes to the financial statements. GBA will be responsible for compensating Benefit Street for Benefit Street's services pursuant to the Investment Sub-Advisory Agreement. We will bear all other expenses of our operations and transactions, including (without limitation):

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

For the year ended December 31, 2016, we incurred organizational costs of approximately $7,000 and amortization of offering costs of approximately $1.3 million, which represented the write off of the remaining deferred offering costs on the date the Offering was suspended. For the period ended December 31, 2015, we incurred organization costs of approximately $0.4 million and amortization of offering costs of approximately $1.1 million. As a result of raising the minimum offering proceeds on May 1, 2015, we became liable, subject to the expense support and conditional reimbursement agreement (as amended, the "ESA"), to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. These organizational and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than regulatory pressures and national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the portfolio and the revenue or income to be derived from the operation of our assets.

Net Realized Gain from Investments

For the year ended December 31, 2016, we had $11.3 million of principal repayments, resulting in $0.2 million in realized gains for the year ended December 31, 2016. For the period ended December 31, 2015, we had $0.1 million of principal repayments, resulting in nominal realized gains for the period ended December 31, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the year ended December 31, 2016, our investments had $1.1 million of unrealized appreciation as a result of changes in market conditions. For the period ended December 31, 2015, our investments had $0.6 million of unrealized depreciation as a result of changes in market conditions.

Changes in Net Assets from Operations

For the year ended December 31, 2016, we recorded a net increase in net assets resulting from operations of $2.5 million. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2016, our per share net increase in net assets resulting from operations was $0.56. For the period ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $0.9 million. Based on the weighted average shares of common stock outstanding for the period ended December 31, 2015, our per share net decrease in net assets resulting from operations was $1.19.

Cash Flows for the Period Ended December 31, 2016

For the year ended December 31, 2016, net cash used in operating activities was approximately $12.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases and repayments of portfolio investments, among other factors. Cash flows used in operating activities for the year ended December 31, 2016 were primarily related to purchases of investments totaling approximately $28.0 million, partially offset by repayments of $11.3 million, and an increase in unsettled purchases of approximately $2.5 million.

Net cash provided by financing activities of approximately $10.5 million during the year ended December 31, 2016 was primarily related to net proceeds from the issuance of common stock of approximately $13.2 million, partially offset by distributions paid to stockholders of $2.9 million.

Cash Flows for the Period Ended December 31, 2015

For the period ended December 31, 2015, net cash used in operating activities was approximately $15.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the period ended December 31, 2015 were primarily purchases of investments totaling approximately $18.9 million, offset mostly by unsettled trades of approximately $0.9 million. Additionally, the use of cash is offset by approximately $1.1 million in offering cost amortization and $0.6 million in unrealized losses with the balance of the offset due to changes in other assets and liabilities, net.

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
On March 29, 2017, we and the Advisor executed a Second Amendment to the Expense Support and Conditional Reimbursement Agreement (the "Second Amended ESA”, collectively "Amended ESA"), which is effective for all reimbursement payments from us to the Advisor on or after March 23, 2017. On March 6, 2017, GBA and Benefit Street entered into a letter agreement which revised the terms between the Advisor and Sub-Advisor. Under the letter agreement, Benefit Street will no longer have any obligation to share the expense or distribution support obligations pursuant to the Second Amended ESA.

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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016(4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016(4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016(4)	35,603	—	0.62%	7.65%	September 30, 2019
December 31, 2016(4)	127,354	—	1.21%	7.65%	December 31, 2019
________________________

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

(4)
Effective March 15, 2016, our board of directors determined that it was in our and the stockholders' best interests to suspend the Offering and DRP. However, in the months of March through December, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. Since inception, GBA has supported approximately $3.6 million of our operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the years ended December 31, 2016 and December 31, 2015, total support of $1.7 million and $1.9 million, respectively, is included on the statements of operations as an expense reimbursement. Approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the year ended December 31, 2016. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $1.7 million of support settled in cash. As of December 31, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services

Griffin Capital BDC Administrator, LLC (our "Administrator") will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which our Administrator will also furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with a third-party service providers. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services. As of December 31, 2016 and December 31, 2015, our Administrator waived reimbursement for the cost of any administrative services provided.
For the years ended December 31, 2016 and the period ended December 31, 2015, GBA and Benefit Street had incurred certain expenses related to us, including directors fees, insurance and technology expenses, professional fees and other general and administrative expenses, of approximately $0.1 million and $0.8 million, respectively. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the ESA described above.
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
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of December 31, 2016, we have raised total gross proceeds of approximately $44.8 million pursuant to the Offering plus the proceeds from the private placement, which have remained unchanged since March 15, 2016.
On March 15, 2016, our board of directors determined that it is in our and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.
On March 29, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for Class I Shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of our liabilities (the “Reorganization”).

Pursuant to the terms and subject to the conditions set forth in the Agreement, GIA Credit Fund will issue Reorganization Shares with an aggregate net asset value equal to the aggregate value of the assets that it receives from us, less the liabilities it assumes from us. Shareholders will exchange our shares for Reorganization Shares, which will be distributed to our stockholders in proportion to their holdings.

    We and GIA Credit Fund have similar investment objectives, strategies, and restrictions. Our investment objective is to generate both current income and capital appreciation, while GIA Credit Fund’s investment objective is to generate a return comprised of both current income and capital appreciation with an emphasis on current income with low volatility and low correlation to the broader markets.

The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by our stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either us or GIA Credit Fund, and compliance by us and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that will be filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.

Once executed, the Agreement and plan of Reorganization may be terminated and abandoned with respect to the Reorganization by mutual agreement by us and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s advisor will bear all costs associated with the Reorganization.

Subject to stockholder approval, our board of directors also approved the proposal to authorize us (as part of the Reorganization process) to withdraw our election to be treated as a BDC under the 1940 Act. Once the BDC election is withdrawn, we will no longer be subject to the limitations imposed on BDCs under the 1940 Act.

The foregoing descriptions of the Agreement and plan of Reorganization and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full agreement, which we expect to execute in early April and will be filed once executed. There is no guarantee that the Reorganization will be consummated.

We will continue to operate as a non-traded BDC unless and until the stockholders approve the proposed plan of reorganization.

Prior to investing in debt securities, we will invest the net proceeds we already have received from the Offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC beginning with our tax year ended December 31, 2015.

We have invested substantially all proceeds raised in the Offering, net of expenses, in private U.S. middle-market companies in accordance with our investment objectives. We will, however, continue to monitor our cash position in order to maintain an amount sufficient to pay operating expenses and distributions to our stockholders. We will continue to consider investments as proceeds from sales and repayments are available.
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
Each year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have invested substantially all the proceeds from our Offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares. There can be no assurance that we will be able to sustain distributions at any particular level.

We intend to make any distributions in the form of cash out of assets legally available for such purpose. Before March 15, 2016, a stockholder could have elected to receive his, her or its distributions in additional common stock pursuant to our DRP. Any distributions reinvested under the plan, prior to the suspension of the DRP, will remain taxable to U.S. stockholders.
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
We value all Level 2 assets by using inputs from an independent third-party pricing service that provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that we hold investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no bid and ask prices can be readily obtained, the independent third-party valuation service will be utilized to value such investments. We periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which we purchase and sell investments. We believe that these prices are reliable indicators of fair value.
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

Organizational Costs
Organizational costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization. Until we achieved the minimum offering requirement in the Offering, all organizational costs were funded by Griffin Capital and its affiliates. On May 1, 2015, we raised the minimum offering requirement and became liable for the advanced organizational costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Organizational costs were expensed when we became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. For the year ended December 31, 2015, Griffin Capital and its affiliates incurred approximately $0.4 million of organizational costs. Approximately $7,000 of organizational costs were incurred for the year ended December 31, 2016.
Offering Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Until we achieved the minimum offering requirement, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, we raised the minimum offering requirement and became liable for the advanced offering costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Offering costs are capitalized and amortized over a twelve month period as an expense. The unamortized balance of these costs is reflected in the statements of assets and liabilities as deferred offering costs, net. The offering costs are subject to reimbursement by us and are included within due to affiliates on the statements of assets and liabilities. As a result of the suspension of the Offering, we wrote off approximately $0.7 million of unamortized deferred offering costs, as of March 15, 2016.
Income Taxes
We intend to elect to be treated, for tax purposes, as a RIC, which requires us, among other items, in each fiscal year, to distribute at least 90% of the sum of (i) investment company taxable income, which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of our gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). If we qualify as a RIC and meet the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to our stockholders as dividends. To the extent that we retain net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
We have elected to be taxed as a RIC for the tax year ended December 31, 2016. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2016 or December 31, 2015.
Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the financial statements.

Distributions
The table below shows our distribution declarations since the commencement of the public offering.

Declaration Date		Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015		$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015		$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015		$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015		$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015		$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015		$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015		$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015		$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015		$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016		$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016		$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	$	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	$	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	$	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	$	N/A	July 1, 2016	$0.002049	7.65%	(2)
July 29, 2016	$	N/A	August 1, 2016	$0.002049	7.65%	(2)
August 11, 2016	$	N/A	September 1, 2016	$0.002049	7.65%	(2)
September 28, 2016	$	N/A	October 1, 2016	$0.002049	7.65%	(2)
October 28, 2016	$	N/A	November 1, 2016	$0.002049	7.65%	(2)
November 9, 2016	$	N/A	December 1, 2016	$0.002049	7.65%	(2)
December 13, 2016	$	N/A	January 1, 2017	$0.002055	7.65%	(2)
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
(2) Effective March 15, 2016, our board of directors determined that it was in our and the stockholders' best interests to suspend the offering and DRP. The board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share and 0.002055 per share for 2016 and 2017, respectively (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
For the year ended December 31, 2016, 52.8% and 47.2% of distributions declared were from accumulated earnings and profits and from return of capital, respectively, on a U.S. GAAP basis.
See Note 10, Distributions, of the notes to the financial statements for additional information.

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
If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services that we receive in accordance with our Investment Advisory Agreement and Administration Agreement. Any new Investment Advisory Agreement would also be subject to approval by our stockholders.
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
The Dealer Manager is an indirect subsidiary of Griffin Capital. Under the Dealer Manager Agreement, the Dealer Manager is entitled to receive sales commissions and dealer manager fees in connection with the shares sold in the Offering, all or a portion of which may be re-allowed to participating broker-dealers. Since the suspension of the Offering no sales commissions or dealer manager fees have been paid to the Dealer Manager.

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
Recent Developments
See Note 13, Subsequent Events, to the financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2016, we did not engage in hedging activities.
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
Assuming that the statements of assets and liabilities as of December 31, 2016 remains constant and that we take no actions to alter our existing interest rate sensitivity, the following table shows the impact to interest income and net investment income as the result of changes in variable interest rates:

Basis point increase:	Interest Income	Interest Expense	Net Increase
100	$274,857	$—	$274,857
200	586,301	—	586,301
300	897,769	—	897,769
400	1,209,236	—	1,209,236
500	1,520,704	—	1,520,704

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this report, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the year covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
Kevin A. Shields	58	Director and President	2014	2017
Richard J. Byrne	55	Director	2014	2019
Independent Directors
M. Brent Stevens	56	Director	2014	2019
Buford Ortale	55	Director	2014	2017
Dennis Schaney	60	Director	2014	2018
Interested Directors
Mr. Shields is an interested person, as defined in the 1940 Act, due to his positions as our President, chief executive officer of GBA and chairman and chief executive officer of Griffin Capital. Mr. Byrne is an interested person, as defined in the 1940 Act, due to his position as president of Benefit Street.
Kevin A. Shields, Director and President. Mr. Shields founded Griffin Capital in 1995, serves as Griffin Capital's Chairman and Chief Executive Officer, and is based in the firm's headquarters in El Segundo, CA. Griffin Capital is the sponsor or co-sponsor of several public, non-listed real estate investment trusts and two 1940 Act interval funds, including: GCEAR and GCEAR II, of which Mr. Shields is the Chairman and Chief Executive Officer, and GAHR III and GAHR IV for which Mr. Shields serves as a Board of Directors observer, and GIREX and GIA Credit Fund, for which Mr. Shields serves as president and trustee. Mr. Shields is the Chairman and Chief Executive Officer of Griffin Capital Securities, LLC, a FINRA-registered broker-dealer and the dealer-manager for the REITs and for us, Chief Executive Officer of Griffin Capital Advisor, LLC, an SEC-registered investment adviser and adviser to GIREX and Chief Executive Officer of Griffin Capital Credit Advisor, LLC, an SEC registered investment adviser and adviser to GIA Credit Fund. Mr. Shields also serves as the Chief Executive Officer of GBA.
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

Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is a licensed securities professional holding Series 7, 63, 24 and 27 licenses, and an inactive member of the California Bar. Mr. Shields is a full member of the Urban Land Institute and frequent guest lecturer at the Fisher Center for Real Estate at the Haas Graduate School of Business. Mr. Shields is also a member of the Policy Advisory Board for the Fisher Center for Real Estate, the former chair and current member of the Board of Directors for the Investment Program Association and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.
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

Name	Age	Position
Executive Officers
David C. Rupert	60	Chief Executive Officer
Joseph E. Miller	53	Chief Financial Officer and Treasurer
Jay W. Haas, Jr.	46	Chief Compliance Officer
Randy I. Anderson	48	Executive Vice President
Howard S. Hirsch	51	Vice President and Secretary
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

Joseph E. Miller, Chief Financial Officer and Treasurer. Mr. Miller has been our Chief Financial Officer since our initial formation. Mr. Miller has also been the Chief Financial Officer of GBA since May 2014. Mr. Miller is the Treasurer of GIREX, and the Chief Financial Officer of GIREX’s adviser, Griffin Capital Advisor, LLC, and has held these positions since June 2014. In addition, Mr. Miller is the Chief Financial Officer and Treasurer of GCEAR II, and has held these positions since February 2014. In addition, Mr. Miller is the Chief Financial Officer of Griffin Capital Essential Asset Advisor II, LLC and has served as Griffin Capital’s Chief Financial Officer since February 2007, where he is responsible for all of Griffin Capital’s and Griffin Capital Essential Asset Advisor II, LLC’s accounting, finance, information technology systems and human resources functions. Mr. Miller also currently serves as Chief Financial Officer and Treasurer of GCEAR, and has held these positions since August 2008. Mr. Miller has 26 years of real estate experience in public accounting and real estate investment firms. Prior to joining our sponsor, from 2001 to January 2007, Mr. Miller served as the Vice President and Corporate Controller, and later the Senior Vice President of Business Operations, for PS Business Parks, a publicly-traded REIT. At PS Business Parks, Mr. Miller was initially responsible for SEC filings, property-level accounting, and all financial reporting. Upon assuming the role of Senior Vice President of Business Operations, Mr. Miller was responsible for the financial operations of the real estate portfolio, policies and procedures of the organization, and information technology systems. From 1997 through 2001, Mr. Miller was the Corporate Controller for Maguire Properties, formerly Maguire Partners, where he was responsible for the accounting operations, treasury functions, and information technology systems. Before joining Maguire, from 1994 through 1997, Mr. Miller was an audit manager with Ernst & Young LLP where he was responsible for attestation engagements for financial services and real estate companies, and he also worked on initial public offering teams for real estate investment companies going public. Mr. Miller also worked with KPMG, where he became a certified public accountant. Mr. Miller received a B.S. in Business Administration, Accounting from California State University, Northridge, and an M.B.A. from the University of Southern California.
Jay W. Haas, Jr., Chief Compliance Officer. Mr. Haas has been our Chief Compliance Officer since March 2016. Mr. Haas also serves as CCO of GIREX, a position he has held since March 2016. Mr. Haas serves as one of the compliance directors at Cipperman Compliance Services, LLC (“CCS”), a position he has held since October 2014, where he is responsible for compliance testing, maintaining compliance calendars and manuals, overseeing regulatory filings, preparing annual review reports, conducting sub-adviser due diligence reviews, and assisting in regulatory examinations for various mutual fund companies, investment advisers, and broker-dealers. Mr. Haas has more than 18 years of experience in the financial services industry. Prior to joining CCS, from May 2006 to October 2014, Mr. Haas worked at The Vanguard Group, an investment management company, where he served as the Risk Manager and Compliance Manager. In addition, Mr. Haas served in various other positions, including: Vice President, Director of Compliance for Ferris Baker Watts, Inc. from 2004 to 2006; Vice President, Assistant Director of Compliance for Janney Montgomery Scott LLC from 1999 to 2004; and Senior Compliance Examiner and Mentor at FINRA from 1996 to 1999. Mr. Haas received a B.S. in Economics/Finance from Bentley University. Mr. Haas is a licensed securities professional holding Series 7, 9, 10, 14, 24, 55, and 63 licenses and is a FINRA Certified Regulatory Compliance Professional.
Randy I. Anderson, Ph.D CRE, Executive Vice President. Dr. Anderson has been an Executive Vice President since our initial formation. Dr. Anderson has also been an Executive Vice President of GBA since May 2014. Dr. Anderson joined Griffin Capital Company, LLC in February 2014 as Chief Economist, and serves as Portfolio Manager/Co-Founder of Griffin Institutional Access Real Estate Fund, where he is also Chairman of the Board. From 2012 through 2013, Dr. Anderson held several senior executive positions at Bluerock Real Estate LLC, including founding partner of the Bluerock Total Income+ Real Estate Fund, where he was the Portfolio Manager.   Dr. Anderson served as the Howard Phillips Eminent Scholar Chair and Professor of Real Estate at the University of Central Florida from 2008 through 2013, where he was responsible for growing the real estate program, including the establishment of the Professional MS in Real Estate. While at the University of Central Florida, Dr. Anderson was a member of the University Foundation Investment Sub-Committee which provides investment advice for the endowment, was the academic member of the Florida Association of Realtors Education Foundation Advisory Board, and was an ex-officio board member of the Central Florida Commercial Association of Realtors.  In 2007, Dr. Anderson was President, Chief Executive Officer, and founding partner of Franklin Square Capital Partners, where he helped establish, strategically organize, and capitalize the firm. From 2005 through 2007, Dr. Anderson also served as Chief Economist for CNL Financial Group as well as Divisional President for CNL Real Estate Advisors. Prior to CNL, Dr. Anderson was the Chief Economist and Director of Research for the Marcus and Millichap Company from 2002 through 2005 and Vice President of Research at Prudential Real Estate Advisors from 2001 through 2002.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended December 31, 2016.
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
We and GBA each have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics (the "Code of Ethics") generally does not permit investments by our employees in securities that may be purchased or held by us. We have attached our Code of Ethics as an exhibit to our registration statement on Form N-2, as amended, filed with the SEC on December 23, 2014. Stockholders may also read and copy the Code of Ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Code of Ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. Stockholders may also obtain a copy of our Code of Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our Code of Ethics on Form 8-K.
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
The following table provides a summary of the compensation earned by our directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Kevin A. Shields	$—	—	—	—	—	—	$—
Richard J. Byrne	—	—	—	—	—	—	—
M. Brent Stevens	50,000	—	—	—	—	—	50,000
Buford Ortale	50,000	—	—	—	—	—	50,000
Dennis Schaney	53,000	—	—	—	—	—	53,000
Total	$153,000	—	—	—	—	—	$153,000

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
March 31, 2017
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
Compensation Committee Interlocks and Insider Participation
For the year ended December 31, 2016, decisions regarding officer and director compensation were made by our board of directors. None of our executive officers or directors had relationships in the year ended December 31, 2016 that would require disclosure as a "compensation committee interlock" or "insider participation." Kevin A. Shields, our President and a Director, serves as an officer, director, and manager of numerous entities affiliated with our Sponsor and GBA.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2017. Percentage of beneficial ownership is based on 4,563,196 shares of common stock outstanding as of March 31, 2017.

Name	Number of Shares	Percentage of Outstanding Shares

Beneficial Owners of More Than 5%:(1)
GBA(2)	159,518	3.50%
Benefit Street (2)	159,518	3.50%
Directors and Executive Officers:(1)
Interested Directors
Kevin A. Shields	—	—
Richard J. Byrne	—	—
Independent Directors
M. Brent Stevens	—	—
Buford Ortale	—	—
Dennis Schaney	—	—
Executive Officers
David C. Rupert	—	—
Joseph Miller	—	—
Randy Anderson	—	—
Jay W. Haas, Jr.	—	—
Howard S. Hirsch	—	—
All directors and officers as a group (12 persons)(3)	319,036	7.00%

*    Less than 1%.

(1)	The address of each beneficial owner is c/o Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, CA 90245.

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
Our payment of organization and offering costs (including reimbursement of costs incurred by GBA and its affiliates) is approximately 1.5% of the gross proceeds from this offering. As of December 31, 2016, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $0.5 million and $2.1 million, respectively. As of December 31, 2015, Griffin Capital and its affiliates incurred organization costs and offering costs of approximately $0.4 million and $2.1 million, respectively. GBA and certain of its affiliates, which includes Griffin Capital, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering costs and organization costs have been reimbursed. Except for this provision in the Investment Advisory Agreement, there is no other agreement regarding the payment of the organization and offering costs incurred by Griffin Capital, or the reimbursement of any organization and offering costs funded by Griffin Capital. The decision to fund our organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. As a result, we may or may not be requested to reimburse any costs funded by Griffin Capital.
Capital Contributions
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser, or investment sub-adviser, respectively. In connection with the private placements, we issued an aggregate of approximately 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On January 20, 2015, the Company began offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"). On May 1, 2015, we achieved the minimum offering requirement and commenced operations. On December 23, 2015, the Company decreased its public offering price from $10.00 per share to $9.80 per share, in accordance with its pricing policy. As of December 31, 2016, we have raised total gross proceeds of approximately $44.8 million pursuant to the Offering plus the proceeds from the private placement which have remained unchanged since March 15, 2016.
On March 15, 2016, our board of directors determined that it is in our and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.

On March 29, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for Class I Shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of our liabilities (the “Reorganization”).

Pursuant to the terms and subject to the conditions set forth in the Agreement, GIA Credit Fund will issue Reorganization Shares with an aggregate net asset value equal to the aggregate value of the assets that it receives from us, less the liabilities it assumes from us. Shareholders will exchange our shares for Reorganization Shares, which will be distributed to our stockholders in proportion to their holdings.

    We and GIA Credit Fund have similar investment objectives, strategies, and restrictions. Our investment objective is to generate both current income and capital appreciation, while GIA Credit Fund’s investment objective is to generate a return comprised of both current income and capital appreciation with an emphasis on current income with low volatility and low correlation to the broader markets.

The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by our stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either us or GIA Credit Fund, and compliance by us and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that will be filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.

Once executed, the Agreement and plan of Reorganization may be terminated and abandoned with respect to the Reorganization by mutual agreement by us and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s advisor will bear all costs associated with the Reorganization.

Subject to stockholder approval, our board of directors also approved the proposal to authorize us (as part of the Reorganization process) to withdraw our election to be treated as a BDC under the 1940 Act. Once the BDC election is withdrawn, we will no longer be subject to the limitations imposed on BDCs under the 1940 Act.

The foregoing descriptions of the Agreement and plan of Reorganization and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full agreement, which we expect to execute in early April and will be filed once executed. There is no guarantee that the Reorganization will be consummated.

We will continue to operate as a non-traded BDC unless and until the stockholders approve the proposed plan of reorganization.

Our transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. We also sent written notification to our stockholders on March 15, 2016 announcing that we suspended the DRP, effective March 15, 2016.

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
As of December 31, 2016, the principals of GBA do not manage any other investment vehicles with similar or overlapping investment strategies as ours. We expect that, if such a situation were to arise in the future, GBA will put into place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the fair and equitable allocation of investment opportunities amongst us and any future investment vehicles with similar or overlapping investment strategies as ours.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the year ended December 31, 2016, Ernst & Young LLP (“Ernst & Young”) served as our independent auditor and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation. The audit committee currently anticipates that it will engage Ernst & Young as our independent auditor to audit our financial statements for the year ending December 31, 2017, subject to agreeing on fee estimates for the audit work. The audit committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the audit committee considers whether the service is permissible under applicable SEC rules. The audit committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full audit committee at its next scheduled meeting. All services rendered by Ernst & Young in the period ended December 31, 2016 were pre-approved in accordance with the policies set forth above.

Fees Paid to Principal Auditor

Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate agreed upon and billed fees for professional accounting services provided by Ernst & Young, including the audit of our annual financial statements for the periods ended December 31, 2016 and December 31, 2015, are set forth in the table below.

	2016	2015
Audit Fees	$221,172	$222,347
Audit-Related Fees	—	—
Tax Fees	19,372	10,807
All Other Fees	—	—
Total	$240,544	$233,154

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
EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.3
Dealer Manager Agreement by and among the Registrant, Griffin Capital BDC Advisor, LLC and Griffin Capital Securities, LLC, incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form N-2 filed with the SEC on December 23, 2014, SEC File No. 333-196520.

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

10.8
License Agreement between Griffin Capital Company, LLC, Griffin Capital BDC Advisor, LLC and the Registrant, incorporated by reference to Exhibit (k)(3) to Pre-Effective Amendment No. 5 to the Registrant's Registration Statement on Form N-2 filed with the SEC on January 20, 2015, SEC File No. 333-196520.

10.9
License Agreement between Benefit Street Partners L.L.C. and the Registrant, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2015, SEC File No. 814-01080.

10.10
Expense Support and Conditional Reimbursement Agreement between the Registrant and Griffin Capital BDC Advisor, LLC, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2015, SEC File No. 814-01080.

10.11
Amendment to Expense Support and Conditional Reimbursement Agreement between the Registrant and Griffin Capital BDC Advisor, LLC incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2016, SEC File No. 814-01080.

10.12*	Letter of Agreement by and among Griffin Capital Company, LLC, Griffin Capital BDC Advisor, LLC and Benefit Street Partners L.L.C.

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

*    Filed herewith.
**    Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2017.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ David C. Rupert
Name:	David C. Rupert
Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin A. Shields	Director and President	March 31, 2017
Kevin A. Shields

/s/ Richard J. Byrne	Director	March 31, 2017
Richard J. Byrne

/s/ Buford Ortale	Director	March 31, 2017
Buford Ortale

/s/ M. Brent Stevens	Director	March 31, 2017
M. Brent Stevens

/s/ Dennis Schaney	Director	March 31, 2017
Dennis Schaney

/s/ David C. Rupert	Chief Executive Officer	March 31, 2017
David C. Rupert	(Principal Executive Officer)

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer	March 31, 2017
Joseph E. Miller	(Principal Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015	F-3
Statements of Operations for the Year Ended December 31, 2016 and for the Period from May 1, 2015 (Commencement of Operations) through December 31, 2015	F-4
Statements of Changes in Net Assets for the Years ended December 31, 2016 and December 31, 2015	F-5
Statements of Cash Flows for Year Ended December 31, 2016 and the Period from May 1, 2015 (Commencement of Operations) through December 31, 2015	F-6
Schedules of Investments as of December 31, 2016 and December 31, 2015	F-7
Notes to Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Griffin-Benefit Street Partners BDC Corp.

We have audited the accompanying statements of assets and liabilities of Griffin-Benefit Street Partners BDC Corp. (the “Company”), including the schedule of investments in securities as of December 31, 2016 and 2015, the statements of changes in net assets for the years ended December 31, 2016 and December 31, 2015, and the related statements of operations and cash flows for year ended December 31, 2016, and for the period from May 1, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the custodian and directly with management or designees of the portfolio companies or by other appropriate auditing procedures where replies were not received, as applicable. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffin-
Benefit Street Partners BDC Corp. at December 31, 2016 and 2015, changes in its net assets for the years ended December 31, 2016 and December 31, 2015, the results of its operations and its cash flows for the year ended December 31, 2016, and for the period from May 1, 2015 (inception) through December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California
March 31, 2017

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
ASSETS
Investments at fair value (amortized cost of $36,194,877 and $18,785,422, respectively)	$36,642,373	$18,172,836
Cash and cash equivalents	7,451,353	9,577,910
Deferred offering costs (net of accumulated amortization of $2,401,896 and $1,113,250, respectively)	—	1,212,054
Interest receivable from investments	393,183	199,483
Prepaid expenses	155,533	185,110
Due from affiliates	127,354	273,903
Accounts receivable	64,219	9,000
Total assets	$44,834,015	$29,630,296
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$213,210	$330,175
Management and incentive fees payable to affiliate	267,690	94,324
Due to affiliates	1,187,149	1,736,433
Offering costs payable	—	209,045
Distributions payable	289,852	81,991
Directors fees payable	153,000	33,963
Unsettled trades payable	3,440,000	943,000
Discount for unfunded commitments	14,160	—
Total liabilities	5,565,061	3,428,931
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 4,563,196 and 3,043,132 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	4,563	3,043
Capital in excess of par value	41,548,641	27,641,155
Distributions	(3,855,311)	(550,960)
Accumulated net investment income (loss)	888,806	(279,539)
Accumulated net realized gain from investments	226,597	252
Accumulated net unrealized appreciation (depreciation) on investments	447,496	(612,586)
Accumulated net unrealized appreciation on unfunded investments	8,162	—
Total stockholders' equity	39,268,954	26,201,365
Total liabilities and stockholders' equity	$44,834,015	$29,630,296
Net asset value per share	$8.61	$8.61

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2016	For the period from May 1, 2015 (commencement of operations) through December 31, 2015
Investment income:
Interest from investments	$2,742,655	$398,072
Total investment income	2,742,655	398,072
Operating expenses:
Base management fees	559,583	94,324
Incentive fees	134,818	—
Organizational costs	7,322	444,106
General & administrative	385,911	237,978
Amortization of offering costs	1,288,646	1,113,250
Professional fees	547,501	384,470
Insurance expense	196,170	171,390
Directors fees	159,921	151,155
Total expenses before reimbursement and incentive fee waiver	3,279,872	2,596,673
Incentive fee waiver (Note 5)	(45,319)	—
Expense reimbursement (Note 5)	(1,660,243)	(1,919,062)
Total expenses, net of reimbursement and incentive fee waiver	1,574,310	677,611
Net investment income (loss)	1,168,345	(279,539)
Realized and unrealized gain (loss) on investments:
Net realized gain from investments	226,345	252
Net change in unrealized appreciation (depreciation) on investments	1,060,082	(612,586)
Net change in unrealized appreciation on unfunded investments	8,162	—
Net gain (loss) on investments	1,294,589	(612,334)
Net increase (decrease) in net assets resulting from operations	$2,462,934	$(891,873)
Per share information - basic and diluted
Net increase (decrease) in net assets per share resulting from operations - basic and diluted	$0.56	$(1.19)
Weighted average common stock outstanding - basic and diluted	4,405,084	746,866

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CHANGES IN NET ASSETS

	For the Year ended December 31, 2016	For the Year ended December 31, 2015
Operations:
Net investment income (loss)	$1,168,345	$(279,539)
Net realized gain from investments	226,345	252
Net unrealized appreciation (depreciation) on investments	1,060,082	(612,586)
Net unrealized appreciation on unfunded investments	8,162	—
Net increase (decrease) in net assets resulting from operations	2,462,934	(891,873)
Stockholder distributions:
Distributions reinvested	(228,900)	(316,738)
Distributions from investment income and realized gains	(1,394,690)	(234,222)
Distributions in excess of net investment income and realized gains	(1,680,761)	—
Net decrease in net assets resulting from stockholder distributions	(3,304,351)	(550,960)
Capital share transactions:
Issuance of common stock, net of discounts and offering costs	13,178,673	26,844,042
Advisor waived due to affiliates (deemed contribution)	—	130,781
Distribution support contribution	501,433	152,637
Reinvestment of stockholder distributions	228,900	316,738
Net increase in net assets from capital share transactions	13,909,006	27,444,198
Total increase in net assets	13,067,589	26,001,365
Net assets at beginning of period	26,201,365	200,000
Net assets at end of period	$39,268,954	$26,201,365
Net asset value per common share	$8.61	$8.61
Common stock outstanding at end of period	4,563,196	3,043,132
Undistributed (distributions in excess of) net investment income at end of period	$(2,966,505)	$(830,499)

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016	For the period from May 1, 2015 (commencement of operations) through December 31, 2015
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,462,934	$(891,873)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind interest income	(290,982)	(1,541)
Net (accretion of discount) on investments	(205,873)	(7,222)
Principal repayments of investments	11,333,776	83,793
Purchase of investments	(28,020,031)	(18,860,200)
Net realized gain from investments	(226,345)	(252)
Net change in unrealized (appreciation) depreciation on investments	(1,060,082)	612,586
Amortization of offering costs	1,288,646	1,113,250
(Increase) decrease in operating assets:
Interest receivable from investments	(193,700)	(199,483)
Prepaid expenses	29,577	(185,110)
Due from affiliates	146,549	(179,579)
Accounts Receivable	(55,219)	(9,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(116,965)	330,175
Management and incentive fees payable to affiliate	173,366	—
Due to affiliates	(549,284)	1,867,214
Offering costs payable	—	209,045
Directors fees payable	119,037	33,963
Unsettled trades payable	2,497,000	943,000
Discount for unfunded commitments	14,160	—
Net cash used in operating activities	(12,653,436)	(15,141,234)
Financing activities:
Issuance of common stock, net of discounts and offering costs	13,178,673	24,518,738
Distribution support contribution	501,433	152,637
Distributions paid to stockholders	(2,867,590)	(152,231)
Offering costs paid	(285,637)	—
Net cash provided by financing activities	10,526,879	24,519,144
Net increase (decrease) in cash and cash equivalents	(2,126,557)	9,377,910
Cash and cash equivalents, beginning of period	9,577,910	200,000
Cash and cash equivalents, end of period	$7,451,353	$9,577,910
Supplemental disclosure of non-cash financing transactions:
Distributions declared and payable	$289,852	$81,991
Distribution paid through DRP share issuances	$228,900	$316,738
Advisor waived due to affiliates (deemed contribution)	$—	$130,781

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of December 31, 2016

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
AccentCare, Inc.		Healthcare	L+575	3 Month LIBOR	1.00%	9/3/2021	$195,000	$191,814	$189,150	0.5%
Affinion Group	(f)	Business Services	L+525	3 Month LIBOR	1.50%	4/30/2018	2,978,342	2,824,193	2,958,983	7.5%
Alvogen Pharma US, Inc.	(f)	Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	1,848,317	1,809,270	1,783,626	4.6%
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	246,875	244,822	245,023	0.6%
Asset International	(d)	Business Services	L+850	3 Month LIBOR	1.00%	5/15/2021	2,495,413	2,449,904	2,461,550	6.3%
Asset International - Delayed Draw	(d) (h)	Business Services	L+850	2 Month LIBOR	1.00%	5/15/2021	338,000	202,800	201,433	0.5%
Asset International - Revolver	(d) (h)	Business Services	P+775	Prime		5/15/2021	135,000	67,500	66,973	0.2%
Bahakel Communications, Ltd.	(d) (h)	Media - Broadcast	L+750	1 Month LIBOR	1.00%	7/29/2020	278,085	242,613	244,459	0.6%
Bahakel Communications, Ltd. - Revolver	(d) (h)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—	—%
Beaver Visitec International, Inc.		Healthcare - Products	L+500	1 Month LIBOR	1.00%	8/21/2023	1,995,000	1,975,531	1,990,013	5.1%
Centric Group	(d)	Business Services	L+675	1 Month LIBOR	1.00%	10/14/2022	3,000,000	2,941,802	3,071,160	7.8%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1,2,5,6 Month LIBOR	1.50%	9/30/2018	100,000	98,592	95,320	0.2%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+800	3 Month LIBOR	1.00%	11/17/2020	990,000	972,998	992,930	2.5%
Lightsquared	(c)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	110,200	107,787	102,486	0.3%
MyEyeDr	(d)	Health Facilities	L+625	1 Month LIBOR	1.00%	8/14/2021	798,000	786,902	789,038	2.0%
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	253,904	249,184	251,108	0.6%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2016

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

MyEyeDr - Delayed Draw	(d) (h)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	1,200,000	—	—	—%
MyEyeDr - Revolver	(d) (h)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	43,000	—	—	—%
Plano Molding Company, LLC	(d)	Consumer Products	L+700	3 Month LIBOR	1.00%	5/12/2021	80,367	79,685	78,076	0.2%
Premiere Global Services Inc.	(a) (f)	Telecom	L+650	3 Month LIBOR	1.00%	12/8/2021	2,911,959	2,714,248	2,833,714	7.2%
Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	788,541	723,021	302,871	0.8%
Santek Waste Services, Inc.	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/4/2020	707,663	688,976	694,996	1.8%
Santek Waste Services, Inc. - Delayed Draw	(c) (d) (h)	Environmental	L+1000	1 and 3 Month LIBOR	1.00%	12/4/2020	251,102	130,735	132,849	0.3%
Santek Waste Services, Inc. - Revolver	(d) (h)	Environmental	L+1000	Unfunded	1.00%	12/4/2020	66,000	—	—	—%
Solarwinds, Inc.	(a)	Technology	L+450	3 Month LIBOR	1.00%	2/3/2023	1,085,545	1,036,668	1,097,953	2.8%
TaxAct, Inc.	(a)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	610,161	569,292	611,687	1.6%
Tribune Publishing Company		Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	61,869	61,131	61,637	0.2%
Veritas		Software/Services	L+562.5	3 Month LIBOR	1.00%	1/27/2023	484,235	415,482	446,707	1.1%
Victory Capital Management	(a)	Financial Services	L+750	3 Month LIBOR	1.00%	10/29/2021	1,702,055	1,653,705	1,722,275	4.4%
Vizient, Inc.		Healthcare	L+400	1 Month LIBOR	1.00%	2/13/2023	1,319,779	1,281,421	1,337,517	3.4%
Walgreens Infusion		Healthcare	L+500	3 Month LIBOR	1.00%	4/7/2022	590,525	591,334	565,428	1.4%
Total Senior Secured Loans - First Lien								$25,111,410	$25,328,962	64.5%
Senior Secured Loans - Second Lien
AccentCare, Inc.		Healthcare	L+950	3 Month LIBOR	1.00%	9/3/2022	$200,000	$196,966	$194,000	0.5%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2016

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Asurion Corporation		Business Services	L+750	1 Month LIBOR	1.00%	3/3/2021	2,000,000	1,995,413	2,031,260	5.2%
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	300,000	297,923	283,500	0.7%
Cirque Du Soleil	(a) (g)	Entertainment	L+825	3 Month LIBOR	1.00%	6/23/2023	1,369,918	1,344,565	1,332,246	3.4%
Lightsquared	(c)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,276,092	1,178,587	881,307	2.2%
Total Senior Secured Loans - Second Lien								$5,013,454	$4,722,313	12.0%
Senior Secured Bonds
Covenant Surgical Partners		Health Facilities	8.75%			8/1/2019	$400,000	$401,569	$387,000	1.0%
Hexion, Inc.		Chemicals	10.00%			4/15/2020	900,000	833,561	886,500	2.2%
Radio One, Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	483,689	493,750	1.3%
Total Senior Secured Bonds								$1,718,819	$1,767,250	4.5%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,033,729	$1,186,250	3.0%
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	82,005	0.2%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	121,480	0.3%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	482,198	508,820	1.3%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	751,708	755,410	1.9%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	1,950,000	1,882,062	2,149,875	5.5%
Total Senior Unsecured Debt								$4,342,697	$4,803,840	12.2%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental	0.00%			N/A	NM*	$8,497	$20,008	0.1%
Total Equity/Other								$8,497	$20,008	0.1%
TOTAL INVESTMENTS	(e)							$36,194,877	$36,642,373	93.3%
____________________

(a) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 22.95% of the Company’s total assets were non-qualifying assets.
(b) The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), or Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR and Prime. The 1, 2, 3, 5, 6 month LIBOR rates and Prime rate were 0.77%, 0.82%, 1.00%, 0.37%, 1.32% and 3.75%, respectively, as of December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.
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
(e) Percentages are based on the Company's net assets of $39,268,954 as of December 31, 2016.
(f) Position or portion thereof was unsettled as of December 31, 2016.
(g) All of the Company's investments are domiciled in the United States except for Cirque Du Soleil which is domiciled in Canada.
(h) All or a portion of this commitment was unfunded at December 31, 2016. As such, interest is earned only on the funded portion of this commitment. Refer to Note 6, Commitments and Contingencies, of the notes to the financial statements for additional detail.
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
(g) All of the Company's investments are domiciled in the United States except for Cirque Du Soleil which is domiciled in Canada.
*Not meaningful

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2016
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
The Company has invested substantially all of the proceeds the Company has received from the offering of its shares, net of expenses, in private U.S. middle-market companies in accordance with the Company's investment objectives.
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or "Adviser"), a Delaware limited liability company. GBA is indirectly owned by Griffin Capital Company, LLC ("Griffin Capital") and Randy Anderson, the Company's Executive Vice President who directly holds a 5% interest in GBA. Kevin A. Shields, Chairman of the Board of Directors and President of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA oversees the management of the Company's activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), a Delaware limited liability company and an affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Benefit Street is a registered investment adviser under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to a sub-advisory agreement between the Company, GBA, and Benefit Street.

The Company entered into a dealer manager agreement with Griffin Capital Securities, LLC, formerly Griffin Capital Securities Inc. ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), both of which are indirect subsidiaries of Griffin Capital.

On January 20, 2015, the Company began offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"). On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations. On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the Adviser or Sub-Adviser, respectively. On December 23, 2015, the Company decreased its public offering price from $10.00 per share to $9.80 per share, in accordance with its pricing policy.
On March 15, 2016, the Company's board of directors determined that it is in our and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and our current structure are not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce the Company's exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.

On March 29, 2017, the Company's board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, the Company will transfer all of its assets to GIA Credit Fund in exchange for Class I Shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of the Company's liabilities (the “Reorganization”).

Pursuant to the terms and subject to the conditions set forth in the Agreement, GIA Credit Fund will issue Reorganization Shares with an aggregate net asset value equal to the aggregate value of the assets that it receives from the Company, less the liabilities it assumes from the Company. Shareholders will exchange the shares of the Company for Reorganization Shares, which will be distributed to our stockholders in proportion to their holdings.

    The Company and GIA Credit Fund have similar investment objectives, strategies, and restrictions. The Company's investment objective is to generate both current income and capital appreciation, while GIA Credit Fund’s investment objective is to generate a return comprised of both current income and capital appreciation with an emphasis on current income with low volatility and low correlation to the broader markets.

The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by the Company's stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either the Company or GIA Credit Fund, and compliance by the Company and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that will be filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.

Once executed, the Agreement and plan of Reorganization may be terminated and abandoned with respect to the Reorganization by mutual agreement by the Company and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s advisor will bear all costs associated with the Reorganization.

Subject to stockholder approval, the Company's board of directors also approved the proposal to authorize the Company (as part of the Reorganization process) to withdraw the Company's election to be treated as a BDC under the 1940 Act. Once the BDC election is withdrawn, the Company will no longer be subject to the limitations imposed on BDCs under the 1940 Act.

The foregoing descriptions of the Agreement and plan of Reorganization and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full agreement, which we expect to execute in early April and will be filed once executed. There is no guarantee that the Reorganization will be consummated.

The Company will continue to operate as a non-traded BDC unless and until the stockholders approve the proposed plan of reorganization.

As of March 15, 2016, the Company had issued 4,563,196 shares of common stock for gross proceeds of approximately $44.8 million, including shares purchased in the private placement and shares issued pursuant to the Company's DRP, which amounts remained unchanged as of December 31, 2016.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X of the Securities Act of 1933. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies ("ASC Topic 946").

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation, with no effect on the Company's financial condition, results of operations or cash flows.

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of December 31, 2016.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of December 31, 2016.
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
The Company values all Level 2 assets by using inputs from an independent third-party pricing service that provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists, i.e. Level 3 assets, and, therefore, no bid and ask prices can be readily obtained, the independent third-party valuation service will be utilized to value such investments. The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which the Company purchases and sells investments. The Company believes that these prices are reliable indicators of fair value.

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

Organizational Costs
Organizational costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organizational costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced organizational costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Organizational costs were expensed when the Company became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. For the year ended December 31, 2015, Griffin Capital and its affiliates incurred approximately $0.4 million of organizational costs. Approximately $7,000 of organizational costs were incurred for the year ended December 31, 2016.

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
Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
The Company has elected to be taxed as a RIC for the tax year ended December 31, 2016. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2016 or December 31, 2015.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (“ASU No. 2016-15”), intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, including clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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
In August, 2014, the FASB released ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company adopted ASU 2014-15 as of December 31, 2016. The adoption did not have an impact on the Company’s consolidated financial position or result of operations.
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

Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2016 (with corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$25,111,410	69.4%	$25,328,962	69.1%
Senior Secured Loans - Second Lien	5,013,454	13.9	4,722,313	12.9
Senior Secured Bonds	1,718,819	4.7	1,767,250	4.8
Senior Unsecured Debt	4,342,697	12.0	4,803,840	13.1
Equity/Other	8,497	NM (1)	20,008	0.1
Total	$36,194,877	100.0%	$36,642,373	100.0%
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
__________________
(1) Not meaningful
The following table shows the composition by industry grouping based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,830,269	32.3%
Telecom	4,529,812	12.4
Technology	3,247,828	8.9
Healthcare	2,286,095	6.2
Healthcare - Products	1,990,013	5.4
Pharmaceuticals	1,783,626	4.9
Financial Services	1,722,275	4.7
Health Facilities	1,672,169	4.6
Entertainment	1,332,246	3.6
Cable	1,186,250	3.2
Software/Services	1,058,394	2.9
Food - Wholesale	992,930	2.7
Chemicals	886,500	2.4
Environmental	847,853	2.3
Media - Broadcast	738,209	2.0
Retail	302,871	0.8
Energy - Exploration & Production	95,320	0.3
Consumer Products	78,076	0.2
Newspaper	61,637	0.2
Total	$36,642,373	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2015:

	As of December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$3,089,875	16.9%
Healthcare	1,975,377	10.9
Food - Wholesale	1,721,562	9.5
Telecom	1,719,643	9.5
Entertainment	1,175,863	6.5
Cable	1,137,643	6.3
Software/Services	975,000	5.4
Health Facilities	896,506	4.9
Directories & Publishing	826,625	4.5
Chemicals	747,000	4.1
Media - Broadcast	708,556	3.9
Environmental	704,686	3.9
Retail	638,947	3.5
Railroads	549,000	3.0
Technology	458,612	2.5
Pharmaceuticals	377,821	2.1
Electronics	192,075	1.1
Consumer Products	96,463	0.5
Energy - Exploration & Production	91,918	0.5
Newspaper	89,664	0.5
Total	$18,172,836	100.0%
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

As of December 31, 2016 and December 31, 2015, there were no delinquent investments or investments on non-accrual status.

See Note 13, Subsequent Events - Portfolio Update, for a discussion of the Company's investment activity subsequent to December 31, 2016.

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

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of December 31, 2016 may differ significantly from values that would have been used had a readily available market for the securities existed.

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$16,249,070	$9,079,892	$25,328,962
Senior Secured Loans - Second Lien	—	4,722,313	—	4,722,313
Senior Secured Bonds	—	1,767,250	—	1,767,250
Senior Unsecured Debt	—	4,803,840	—	4,803,840
Equity/Other	—	—	20,008	20,008
Total	$—	$27,542,473	$9,099,900	$36,642,373

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$3,296,797	$3,536,724	$6,833,521
Senior Secured Loans - Second Lien	—	4,366,610	1,139,783	5,506,393
Senior Secured Bonds	—	1,741,000	397,916	2,138,916
Senior Unsecured Debt	—	3,685,509	—	3,685,509
Equity/Other	—	—	8,497	8,497
Total	$—	$13,089,916	$5,082,920	$18,172,836

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
Net change in unrealized appreciation on investments	176,407	—	—	11,511	187,918
Purchases and other adjustments to cost (1)	6,618,961	—	—	—	6,618,961
Sales and repayments (1)	(96,620)	—	—	—	(96,620)
Net realized gain from investments	1,309	—	—	—	1,309
Transfers out	(1,156,889)	(1,139,783)	(397,916)	—	(2,694,588)
Balance as of December 31, 2016	$9,079,892	$—	$—	$20,008	$9,099,900
_______________________
(1) Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the year.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. During the year ended December 31, 2016, the Company recorded $2.7 million in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data. During the year ended December 31, 2016, the Company recorded no transfers from Level 2 to Level 3.

The net change in unrealized appreciation for the year ended December 31, 2016 attributable to Level 3 investments still held at December 31, 2016 is $0.9 million and is included in net unrealized appreciation (depreciation) on investments on the statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	31,854	(57,906)	(4,166)	—	(30,218)
Purchases and other adjustments to cost (1)	3,557,629	1,197,689	402,082	8,497	5,165,897
Sales and repayments (1)	(52,837)	—	—	—	(52,837)
Net realized gain from investments	78	—	—	—	78
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
_______________________
(1) Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the year.

The net change in unrealized depreciation for the year ended December 31, 2015 attributable to Level 3 investments still held at December 31, 2015 is $0.03 million and is included in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. For the year ended December 31, 2015, there were no transfers, as the Company had no investments at December 31, 2014.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of December 31, 2016, which consisted of sixteen senior secured first lien loans and one equity investment. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$9,079,892	Discounted Cash Flow Approach	Discount Rate	8.57%	21.01%	10.14%
Equity/Other	$20,008	Discounted Cash Flow Approach	Discount Rate	12.49%	12.49%	12.49%

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

Note 5. Related Party Transactions
The following table summarizes the offering, organizational, and operating costs incurred by, and fees earned by, the Adviser as of December 31, 2016 and December 31, 2015. These amounts are included in due to affiliates on the statements of assets and liabilities, net of certain due to affiliate amounts that were otherwise used as an offset against expense support amounts computed pursuant to the Expense Support and Conditional Reimbursement Agreement, as discussed below.

	As of December 31, 2016	As of December 31, 2015
Organizational costs	$451,428	$444,106
Offering costs	2,144,372	2,116,259
General & administrative	163,792	83,998
Directors fees	117,192	117,192
Professional fees	221,985	215,362
Insurance and technology expenses	355,322	344,441
Base management fees earned	233,034	94,324
Total due to affiliates, before expense reimbursement	3,687,125	3,415,682
Expense reimbursement	(2,499,976)	(1,679,249)
Total due to affiliates, net of reimbursement	$1,187,149	$1,736,433
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
The Company will settle the amounts due from affiliates, net of offsetting amounts due to affiliates, including management fees on a quarterly basis, in cash. See Expense Support and Conditional Reimbursement Agreement section below.

Base Management Fee

The base management fee will be calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents and other non-investment assets, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. Further, GBA may apply the management fee against any amount due from affiliates. For the year ended December 31, 2016 and the period ended December 31, 2015, the Company incurred $0.6 million and $0.1 million in base management fees, respectively.

Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its DRP, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program, if any. No incentive fees on income were incurred for the year ended December 31, 2016 and the period ended December 31, 2015.
Incentive Fee on Capital Gains
An incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) and will equal 20.0% of the Company's realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. For the year ended December 31, 2016, GBA earned an incentive fee, based on net realized gains, of less than $0.1 million. GBA has permanently waived the incentive fee as reflected on the statements of operations.
In accordance with U.S. GAAP, the Company is required to include the aggregate unrealized appreciation on investments in the calculation and accrue a capital gains incentive fee as if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2016, approximately $0.1 million was reflected as a liability within the management and incentive fees payable to affiliate, on the statements of assets and liabilities.
The Company recorded an accrual for an incentive fee based on capital gains under of $0.1 million for the year ended December 31, 2016. No accrual was recorded for the period ended December 31, 2015.

Organizational and Offering Costs
The Company incurred organizational and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) of approximately 1.5% of the gross proceeds from the Offering. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. Griffin Capital and its affiliates incurred offerings costs of approximately $2.1 million both through March 15, 2016 (the date the Offering was suspended) and as of December 31, 2015. As of December 31, 2016 and December 31, 2015, Griffin Capital and its affiliates incurred total organizational costs of $0.5 million and $0.4 million, respectively.
The decision to fund the organizational and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of Griffin Capital. These costs are included as a component of due to affiliates on the statements of assets and liabilities and have been applied against amounts due from Griffin Capital and affiliates pursuant to the expense support and conditional reimbursement agreement. As a result, the Company may or may not be requested to reimburse any remaining costs funded by Griffin Capital.

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
On March 29, 2017, the Company and the Advisor executed a Second Amendment to the Expense Support and Conditional Reimbursement Agreement (the "Second Amended ESA”, collectively "Amended ESA"), which is effective for all reimbursement payments from the Company to the Advisor on or after March 23, 2017. On March 6, 2017, GBA and Benefit Street entered into a letter agreement which revised the terms between the Advisor and Sub-Advisor. Under the letter agreement, Benefit Street will no longer have any obligation to share the expense or distribution support obligations pursuant to the Second Amended ESA.

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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016 (4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016 (4)	35,603	—	0.62%	7.65%	September 30, 2019
December 31, 2016(4)	127,354	—	1.21%	7.65%	December 31, 2019
________________________

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

(4)
Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders' best interests to suspend the Offering and DRP. However, in the months of March through December, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. Since inception, GBA has supported approximately $3.6 million of the Company's operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the years ended December 31, 2016 and December 31, 2015, total support of $1.7 million and $1.9 million, respectively, is included on the statements of operations as an expense reimbursement. Approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the year ended December 31, 2016. The total support amount, excluding the $0.1 million capital contribution contributed during the year ended December 31, 2015, was partially offset against certain amounts due to GBA, and approximately $1.7 million of support settled in cash. As of December 31, 2016, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services

Griffin Capital BDC Administrator, LLC (our "Administrator"), will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which the Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. The Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse the Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in the Administrator. Pursuant to the Administration Agreement, the Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of the Administrator. The Company will not incur the costs from the Administrator and the third-party provider for similar services. As of December 31, 2016 and December 31, 2015, the Administrator waived reimbursement for the cost of any administrative services provided.
For the year ended December 31, 2016 and the period ended December 31, 2015, GBA and Benefit Street had incurred certain expenses on behalf of the Company, including directors fees, insurance and technology expenses, professional fees and other general and administrative expenses, of approximately $0.1 million and $0.8 million, respectively. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the ESA described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, which entitled the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which was a 7.0% commission of gross proceeds. In addition, the Dealer Manager received a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. From January 1, 2016 to March 15, 2016 (the date of the suspension of the Offering), the Company paid dealer manager fees of $0.4 million and sales commissions of $1.0 million. No other dealer manager fees were paid in 2016. For the period ended December 31, 2015, the Company paid dealer manager fees of $0.8 million and paid sales commissions of $1.8 million.
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

Note 6. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. The par amounts of the unfunded commitments are not recognized by the Company until the commitment is funded. As of December 31, 2016 and 2015, the Company had approximately $1.7 million and $0.4 million, respectively, of unfunded commitments under loan and financing agreements as follows:

	As of December 31,
	2016	2015
MyEyeDr - Delayed Draw	$1,200,000	$—
MyEyeDr - Revolver	43,000	30,100
Santek Waste Services - Delayed Draw	117,987	210,791
Santek Waste Services - Revolver	66,000	66,000
Asset International - Delayed Draw	135,200	—
Asset International - Revolver	67,500	—
Bahakel Communications, Ltd.	34,500	34,500
Bahakel Communications, Ltd. - Revolver	14,000	14,000
Total Unfunded Commitments	1,678,187	355,391
The unrealized gain or loss on the discount associated with the unfunded commitments is recorded on the statements of assets and liabilities as discount for unfunded commitments and on the statements of operations as net change in unrealized appreciation on unfunded commitments. As of and for the year ended December 31, 2016, the discount for unfunded commitments and net change in unrealized appreciation on unfunded commitments was $14,160 and $8,162, respectively.

Distribution Reinvestment Plan
The Company had implemented a DRP that allowed stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. On November 11, 2015, the Company’s board of directors voted to amend and restate the DRP such that the purchase price for shares of common stock pursuant to the DRP shall be 90% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The amended and restated DRP became effective as of November 26, 2015.  No sales commission or dealer manager fee was paid on shares sold through the DRP. For the year ended December 31, 2016, the Company issued 25,951 shares under the DRP. Effective March 15, 2016, the company suspended purchases pursuant to the DRP.
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
Note 7. Common Stock
As of March 15, 2016, the Company has issued 4,563,196 shares of common stock outstanding for gross offering proceeds of approximately $44.8 million, including shares issued in the private placement and 25,951 shares issued pursuant to the DRP, which amount remained unchanged as of December 31, 2016.
On March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions, at the time, and the Company’s current structure are not conducive to continuing the Offering.
The Company's transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. The Company also sent written notification to its stockholders that the DRP was suspended, effective March 15, 2016.

Note 8. Per Share Information
Basic increase (decrease) in net assets resulting from operations per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2016 and 2015.
The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the year ended December 31, 2016 and the period ended December 31, 2015:

	For the Year Ended December 31,	For the period from May 1, 2015 (commencement of operations) through December 31,
	2016	2015
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$2,462,934	$(891,873)
Weighted average common stock outstanding	4,405,084	746,866
Net increase (decrease) in net assets per share resulting from operations	$0.56	$(1.19)

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Declaration Date		Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015		$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015		$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015		$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015		$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015		$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015		$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015		$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015		$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015		$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016		$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016		$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	$	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	$	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	$	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	$	N/A	July 1, 2016	$0.002049	7.65%	(2)
July 29, 2016	$	N/A	August 1, 2016	$0.002049	7.65%	(2)
August 11, 2016	$	N/A	September 1, 2016	$0.002049	7.65%	(2)
September 28, 2016	$	N/A	October 1, 2016	$0.002049	7.65%	(2)
October 28, 2016	$	N/A	November 1, 2016	$0.002049	7.65%	(2)
November 9, 2016	$	N/A	December 1, 2016	$0.002049	7.65%	(2)
December 13, 2016	$	N/A	January 1, 2017	$0.002055	7.65%	(3)
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
(2) Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and stockholders' best interests to suspend the offering and DRP. In the months of March through November, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002049 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
(3) For the remainder of the month of December, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002055 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).
Note 9. Income Taxes
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP. The book-to-tax basis differences, which could be material, are primarily due to differing treatments of income and gains on various investment securities held by the Company and expenses incurred by the Company. Permanent book and tax basis differences result in reclassifications to paid-in capital in excess of par value, distributions in excess of net investment income, undistributed net realized gains and accumulated net unrealized appreciation on investments. Distributions in excess of net investment income, undistributed net realized gains and accumulated net unrealized gains on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.

As of December 31, 2016 and December 31, 2015, the Company made the following reclassifications of permanent book and tax basis differences:

	2016	2015
Paid in capital in excess of par value	$(1,701,806)	$(748,203)
Distributions in excess of net investment income	1,928,151	748,502
Accumulated realized gains	(226,345)	(299)
Total	$—	$—

The tax character of stockholder distributions attributable to the fiscal years ended December 31, 2016 and December 31, 2015 were as follows:

	2016	2015
Ordinary income	$1,870,218	$—
Long-term capital gains	29,464	—
Return of capital	1,283,462	468,969
Total	$3,183,144	$468,969

As of December 31, 2016 and December 31, 2015, the components of tax basis accumulated earnings were as follows:

	2016	2015
Undistributed ordinary income, net	$(289,852)	$—
Undistributed capital gains	(48)	—
Unrealized gain (loss)	455,658	(612,634)
Other temporary adjustments	—	—
Total accumulated earnings, net	$165,758	$(612,634)

Note 10. Distributions
As of December 31, 2016, the Company had declared approximately $3.3 million in stockholder distributions. Approximately $3.1 million of these distributions were declared and paid or payable in cash and $0.2 million in shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP		Total Distributions Paid/ Accrued
January 31, 2016	February 1, 2016	$103,281	$108,650		$211,931
February 29, 2016	March 1, 2016	112,704	120,250		232,954
March 31, 2016	April 1, 2016	288,199	—	(1)	288,199
April 30, 2016	May 1, 2016	280,502	—		280,502
May 31, 2016	June 1, 2016	289,852	—		289,852
June 30, 2016	July 1, 2016	280,502	—		280,502
July 31, 2016	August 1, 2016	289,852	—		289,852
August 31, 2016	September 1, 2016	289,852	—		289,852
September 30, 2016	October 1, 2016	280,502	—		280,502
October 31, 2016	November 1, 2016	289,852	—		289,852
November 30, 2016	December 1, 2016	280,501	—		280,501
December 31, 2016	January 1, 2017	289,852	—		289,852
		$3,075,451	$228,900		$3,304,351
_______________________
(1)Effective March 15, 2016, the Company’s board of directors determined that it was in the Company’s and its stockholders’ best interest to suspend the offering and the DRP. Beginning with the month of March, all distributions were paid in cash.

Distributions in excess of the Company's current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Of the dividends declared during year ended December 31, 2016, 52.8% were distributions derived from the Company's current and accumulated earnings and profits, on a U.S. GAAP basis and 47.2% were from return on capital. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2016 distributions to stockholders.

As of December 31, 2015, the Company had declared approximately $0.5 million in stockholder distributions. Approximately $0.2 million of these distributions were declared and paid or payable in cash and $0.3 million in shares issued pursuant to the DRP.

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

Note 11. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	For the Year ended December 31, 2016 (1)	For the Year ended December 31, 2015 (1)	For the Year ended December 31, 2014 (1)
Per share data: (1)
Net asset value, beginning of year	$8.61	$0.07	$—

Results of operations
Net investment income	0.27	(0.37)	—
Net realized gain (loss) from investments	0.05	(0.82)	—
Net change in unrealized appreciation (depreciation) on investments	0.24	—	—
Net increase in net assets resulting from operations	0.56	(1.19)	—

Stockholder distributions (2)
Distributions reinvested	(0.05)	(0.42)	—
Distributions from net investment income and realized gains	(0.32)	(0.32)	—
Distributions in excess of net investment income and realized gains	(0.38)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.75)	(0.74)	—

Capital share transactions
Issuance of common stock (3)	0.18	9.10	9.00
Distribution support contribution	—	0.20	—
Net increase in net assets resulting from capital share transactions	0.18	9.30	9.00
Other (4)	0.01	1.17	—
Net asset value, end of year	$8.61	$8.61	$9.00

Shares outstanding at end of year	4,563,196	3,043,132	22,222
Weighted average shares at end of year	4,405,084	746,866	—
Total return	8.99%	0.09%	—%
Ratio/Supplemental data:
Net assets, end of period	39,268,954	26,201,365	200,000
Ratio of net investment income (loss) to average net assets (5)	2.97%	4.30%	—%
Ratio of operating expenses to average net assets (5) (7)	4.00%	3.06%	—%
Portfolio turnover rate (6)	37.50%	0.89%	—%

_____________________
(1) The per share data was derived by using the weighted average shares outstanding during the year.
(2) Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under U.S. GAAP due to (i) changes in unrealized appreciation and depreciation, (ii) temporary and permanent differences in income and expense recognition, and (iii) the amount of spillover income carried over from a given year for distribution in the following year. The final determination of taxable income for each tax year, as well as the tax attributes for distributions in such tax year, will be made after the close of the tax year.
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
(5) For the year ended December 31, 2016, excluding the expense support and conditional reimbursement and the incentive fee waiver, the ratio of net investment income and operating expenses to average net assets was (1.36)% and 8.33%, respectively. For the year ended December 31, 2015, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets is (31.19)% and 38.55%, respectively.
(6) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(7) For the year ended December 31, 2016, the ratio of waived fees to average net assets is 0.12%.

Note 12. Selected Quarterly Data (Unaudited)
The following is the quarterly results of operations as of and for the year ended December 31, 2016. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$823,696	$804,719	$610,837	$503,403
Operating expenses
Total expenses	691,131	494,631	414,552	1,679,558
Less: Incentive fee waiver	(45,319)	—	—	—
Less: Expense reimbursements from Adviser	(127,355)	—	(189,581)	(1,343,307)
Net expenses	518,457	494,631	224,971	336,251
Net investment income	305,239	310,088	385,866	167,152
Net gain on investments	197,667	851,017	199,603	46,302
Net increase in net assets resulting from operations	$502,906	$1,161,105	$585,469	$213,454
Per share data:
Net increase in net assets resulting from operations	$0.11	$0.25	$0.13	$0.05
Net asset value per common share	$8.61	$8.68	$8.61	$8.61
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

Note 13. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the financial statements except for the following:

Portfolio Update

The Company made the following investments subsequent to December 31, 2016:

Portfolio Company	Industry	Rate	Index Rate	LIBOR Floor	Maturity	Principal	Amortized Cost
Senior Secured Loans - First Lien
Centric Group	Business Services	L+675	2 Month LIBOR	1.00%	1/31/2023	3,000,000	$2,985,175
Lightsquared	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	2,686	2,686
Santek Waste Services, Inc. - Delayed Draw Term Loan	Environmental	L+1000	1 Month LIBOR	1.00%	12/4/2020	19,118	18,744
Total Senior Secured Loans - First Lien							$3,006,605
Senior Secured Loans - Second Lien
Cirque Du Soleil	Entertainment	L+825	3 Month LIBOR	1.00%	6/23/2023	448,000	$445,785
Lightsquared	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	42,190	$42,190
Total Senior Secured Loans - Second Lien							$487,975
TOTAL INVESTMENTS							$3,494,580
_____________________
(a) All investments bear interest at a rate that may be determined by reference to LIBOR, which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2 and 3 month LIBOR rates were 0.94%, 0.99% and 1.15%, respectively, as of March 15, 2017. All investments are subject to a LIBOR interest rate floor.

Distribution Rate

On March 29, 2017, the Company's board of directors declared a distribution rate for the month of April of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.65% based on a share price of $9.80 (7.5% based on a share price of $10.00), payable to stockholders of record of such shares as shown on the Company's books on each day commencing on April 1, 2017 and continuing through April 30, 2017.