Form 10-Q
period 2017-03-31
Griffin-Benefit Street Partners BDC Corp.
filed 2017-05-10
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(310) 469-6100
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and "E-G-C" or an emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 10, 2017, the Registrant had 4,563,196 shares of common stock, $0.001 par value, outstanding.

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
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 31, 2017 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Item 1. Financial Statements

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $35,098,087 and $36,194,877, respectively)	$35,458,409	$36,642,373
Cash and cash equivalents	6,071,293	7,451,353
Interest receivable from investments	296,067	393,183
Prepaid expenses	110,785	155,533
Due from affiliates	240,208	127,354
Receivable for unsettled trades	25,707	—
Accounts receivable	20,136	64,219
Total assets	$42,222,605	$44,834,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$120,583	$213,210
Management and incentive fees payable to affiliate	334,761	267,690
Due to affiliates	1,188,248	1,187,149
Distributions payable	290,704	289,852
Directors fees payable	42,000	153,000
Unsettled trades payable	980,000	3,440,000
Discount for unfunded commitments	—	14,160
Total liabilities	2,956,296	5,565,061
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2017 and December 31, 2016, respectively	$—	$—
Common stock $0.001 par value; 450,000,000 shares authorized; 4,563,196 and 4,563,196 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4,563	4,563
Capital in excess of par value	41,548,641	41,548,641
Distributions	(4,699,289)	(3,855,311)
Accumulated net investment income	1,633,088	888,806
Accumulated net realized gain from investments	396,983	226,597
Accumulated net unrealized appreciation on investments	360,322	447,496
Accumulated net unrealized appreciation on unfunded investments	22,001	8,162
Total stockholders' equity	39,266,309	39,268,954
Total liabilities and stockholders' equity	$42,222,605	$44,834,015
Net asset value per share	$8.61	$8.61
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Investment income:
Interest from investments	$914,696	$503,403
Total investment income	914,696	503,403
Operating expenses:
Base management fees	177,783	103,108
Incentive fees	16,642	—
Organizational costs	—	7,322
General & administrative	73,439	78,452
Amortization of offering costs	—	1,288,646
Professional fees	53,937	109,469
Insurance expense	43,321	49,091
Directors fees	45,500	43,470
Total expenses before reimbursement	410,622	1,679,558
Expense reimbursement (Note 5)	(240,208)	(1,343,307)
Total expenses, net of reimbursement	170,414	336,251
Net investment income	744,282	167,152
Realized and unrealized gain on investments:
Net realized gain from investments	170,386	29,322
Net change in unrealized appreciation (depreciation) on investments	(87,174)	16,980
Net change in unrealized appreciation on unfunded investments	13,839	—
Net gain on investments	97,051	46,302
Net increase in net assets resulting from operations	$841,333	$213,454
Per share information - basic and diluted
Net increase in net assets per share resulting from operations - basic and diluted	$0.18	$0.05
Weighted average common stock outstanding - basic and diluted	4,563,196	3,927,271
The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operations:
Net investment income	$744,282	$167,152
Net realized gain from investments	170,386	29,322
Net unrealized appreciation (depreciation) on investments	(87,174)	16,980
Net change in unrealized appreciation on unfunded investments	13,839	—
Net increase in net assets resulting from operations	841,333	213,454
Stockholder distributions:
Distributions reinvested	—	(228,346)
Distributions from investment income and realized gains	(843,978)	(504,184)
Net decrease in net assets resulting from stockholder distributions	(843,978)	(732,530)
Capital share transactions:
Issuance of common stock, net of discounts and offering costs	—	13,178,673
Distribution support contribution	—	199,806
Reinvestment of stockholder distributions	—	228,346
Net increase in net assets from capital share transactions	—	13,606,825
Total increase (decrease) in net assets	(2,645)	13,087,749
Net assets at beginning of period	39,268,954	26,201,365
Net assets at end of period	$39,266,309	$39,289,114
Net asset value per common share	$8.61	$8.61
Common stock outstanding at end of period	4,563,196	4,563,196
Distributions in excess of net investment income at end of period	$(3,066,201)	$(1,283,490)

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities:
Net increase in net assets resulting from operations	$841,333	$213,454
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind interest income	(51,328)	(5,499)
Net accretion of discount on investments	(56,602)	(27,228)
Principal repayments of investments	4,824,601	1,875,090
Purchase of investments	(3,449,495)	(6,920,120)
Net realized loss from investments	(170,386)	(29,322)
Net change in unrealized (appreciation) depreciation on investments	87,174	(16,980)
Amortization of offering costs	—	1,288,646
(Increase) decrease in operating assets:
Interest receivable from investments	97,116	(73,658)
Prepaid expenses	44,748	45,203
Due from affiliates	(112,854)	(513,580)
Accounts receivable	44,083	—
Receivable for unsettled trades	(25,707)	—

Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(92,627)	(29,803)
Management and incentive fees payable to affiliate	67,071	8,784
Due to affiliates	1,099	(781,374)
Directors fees payable	(111,000)	3,962
Unsettled trades payable	(2,460,000)	(943,000)
Discount for unfunded commitments	(14,160)	—
Net cash used in operating activities	(536,934)	(5,905,425)
Financing activities:
Issuance of common stock, net of discounts and offering costs	—	13,133,476
Distribution support contribution	—	199,806
Distributions paid to stockholders	(843,126)	(297,976)
Offering costs paid	—	(285,637)
Net cash provided by (used in) financing activities	(843,126)	12,749,669
Net increase (decrease) in cash and cash equivalents	(1,380,060)	6,844,244
Cash and cash equivalents, beginning of period	7,451,353	9,577,910
Cash and cash equivalents, end of period	$6,071,293	$16,422,154
Supplemental disclosure of non-cash operating transactions:
Paid-in-kind interest income	$51,328	$5,499
Supplemental disclosure of non-cash financing transactions:
Distributions declared and payable	$290,704	$288,199
Distribution paid through DRP share issuances	$—	$228,346

The accompanying notes are an integral part of these statements.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS As of March 31, 2017 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
Affinion Group		Business Services	L+525	3 Month LIBOR	1.50%	4/30/2018	$2,970,686	$2,844,178	$2,958,625	7.5%
Alvogen Pharma US, Inc.		Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	1,823,112	1,785,823	1,807,925	4.6%
Ardent Legacy		Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	246,250	244,355	245,634	0.6%
Asset International - TL	(d)	Business Services	L+850	3 Month LIBOR	1.00%	5/15/2021	2,479,619	2,436,633	2,447,508	6.2%
Asset International - DDTL	(d) (h)	Business Services	L+850	3 Month LIBOR	1.00%	5/15/2021	338,000	202,800	201,508	0.5%
Asset International - Revolver	(d) (h)	Business Services	L+850	3 Month LIBOR	1.00%	5/15/2021	135,000	67,500	66,998	0.2%
Bahakel Communications, Ltd.	(d) (h)	Media - Broadcast	L+750	1 Month LIBOR	1.00%	7/29/2020	270,848	235,489	235,549	0.6%
Bahakel Communications, Ltd. - Revolver	(d) (h)	Media - Broadcast	L+750	Unfunded	1.00%	7/29/2020	14,000	—	—	—%
Beaver Visitec International, Inc.		Healthcare - Products	L+500	3 Month LIBOR	1.00%	8/21/2023	1,990,000	1,971,483	1,985,025	5.1%
Centric Group		Business Services	L+675	1 Month LIBOR	1.00%	1/31/2023	3,000,000	2,985,296	3,027,511	7.7%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1,2,3,6 Month LIBOR	1.50%	9/30/2018	100,000	98,810	95,110	0.2%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+800	3 Month LIBOR	1.00%	11/17/2020	829,065	812,570	831,751	2.1%
Lightsquared	(c)	Telecom	L+875	3 Month LIBOR	1.00%	6/15/2020	112,886	110,643	110,007	0.3%
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	796,000	785,417	787,459	2.0%
MyEyeDr - Term Loan	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	253,261	248,777	250,597	0.6%
MyEyeDr - Delayed Draw	(d) (h)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	1,200,000	—	—	—%
MyEyeDr - Revolver	(d) (h)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	43,000	—	—	—%
Plano Molding Company, LLC	(d)	Consumer Products	L+750	3 Month LIBOR	1.00%	5/12/2021	80,165	79,386	71,572	0.2%
Premiere Global Services Inc.	(a) (f)	Telecom	L+650	1 Month LIBOR	1.00%	12/8/2021	2,874,042	2,685,340	2,858,465	7.3%
Rue21, Inc.		Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	788,541	726,908	148,246	0.4%
Santek Waste Services, Inc. - Term Loan	(c) (d)	Environmental	L+1000	1 Month LIBOR	1.00%	12/4/2020	708,748	691,163	701,654	1.8%
Santek Waste Services, Inc. - DDTL	(c) (d) (h)	Environmental	L+1000	1 Month LIBOR	1.00%	12/4/2020	252,187	150,699	154,161	0.4%
Santek Waste Services, Inc. - Revolver	(d) (h)	Environmental	L+1000	Unfunded	1.00%	12/4/2020	66,000	—	—	—%
Solarwinds, Inc.	(a)	Technology	L+350	1 Month LIBOR	1.00%	2/3/2023	1,082,831	1,029,496	1,082,290	2.8%
TaxAct, Inc.	(a)	Software/Services	L+600	1 Month LIBOR	1.00%	1/3/2023	520,984	487,352	522,938	1.3%

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of March 31, 2017 (Unaudited)

Portfolio Company (g)	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Tribune Publishing Company		Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	53,110	52,518	53,110	0.1%
Veritas		Software/Services	L+562.5	3 Month LIBOR	1.00%	1/27/2023	483,016	416,623	478,388	1.2%
Victory Capital Management	(a)	Financial Services	L+750	3 Month LIBOR	1.00%	10/29/2021	1,678,082	1,627,766	1,693,470	4.3%
Vizient, Inc.		Healthcare	L+400	1 Month LIBOR	1.00%	2/13/2023	1,319,779	1,282,954	1,329,678	3.4%
Walgreens Infusion		Healthcare	L+500	2 Month LIBOR	1.00%	4/7/2022	589,030	589,805	578,722	1.5%
Total Senior Secured Loans - First Lien								$24,649,784	$24,723,901	62.9%
Senior Secured Loans - Second Lien
Asurion Corporation		Business Services	L+750	1 Month LIBOR	1.00%	3/3/2021	$2,000,000	$1,996,101	$2,022,500	5.1%
Cast & Crew Payroll, LLC		Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	222,316	220,883	220,093	0.6%
Cirque Du Soleil	(a) (g)	Entertainment	L+825	3 Month LIBOR	1.00%	6/23/2023	1,817,918	1,791,552	1,799,739	4.6%
Lightsquared	(c)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,292,282	1,201,800	1,012,025	2.6%
Total Senior Secured Loans - Second Lien								$5,210,336	$5,054,357	12.9%
Senior Secured Bonds
Covenant Surgical Partners		Health Facilities	8.75%			8/1/2019	$400,000	$401,432	$383,625	1.0%
Hexion Inc.		Chemicals	10.00%			4/15/2020	900,000	837,338	896,365	2.3%
Radio One Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	484,300	522,500	1.3%
Total Senior Secured Bonds								$1,723,070	$1,802,490	4.6%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,033,129	$1,197,500	3.0%
Frontier Communications, Corp.	(a)	Telecom	8.88%			9/15/2020	77,000	77,000	81,235	0.2%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	482,396	477,945	1.2%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	117,450	0.3%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	754,736	773,000	2.0%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	1,095,000	1,043,139	1,209,975	3.1%
Total Senior Unsecured Debt								$3,506,400	$3,857,105	9.8%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental				N/A	NM*	$8,497	$20,556	0.1%
Total Equity/Other								$8,497	$20,556	0.1%
TOTAL INVESTMENTS								$35,098,087	$35,458,409	90.3%

____________________

(a) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, 25.18% of the Company’s total assets were non-qualifying assets.
(b) The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2, 3, and 6 month LIBOR rates were 0.98%, 1.03%, 1.15%, and 1.42% respectively, as of March 31, 2017. Certain investments are subject to a LIBOR interest rate floor.
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
(e) Percentages are based on the Company's net assets of $39,266,309 as of March 31, 2017.
(f) Position or portion thereof was unsettled as of March 31, 2017.
(g) All of the Company's investments are domiciled in the United States except for Cirque Du Soleil which is domiciled in Canada.
(h) All or a portion of this commitment was unfunded at March 31, 2017. As such, interest is earned only on the funded portion of this commitment. Refer to Note 6, Commitments and Contingencies, of the notes to the financial statements for additional detail.

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
As of March 31, 2017
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
The Company has invested substantially all of the proceeds the Company raised from the offering of its shares, net of expenses, in private U.S. middle-market companies in accordance with the Company's investment objectives.
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or "Adviser"), a Delaware limited liability company. GBA is indirectly owned by Griffin Capital Company, LLC ("Griffin Capital") and Randy Anderson, the Company's Executive Vice President who directly holds a 5% interest in GBA. Kevin A. Shields, Chairman of the Board of Directors and President of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA oversees the management of the Company's activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. The Company and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), a Delaware limited liability company and an affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Benefit Street is a registered investment adviser under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to a sub-advisory agreement by and among the Company, GBA, and Benefit Street.
The Company entered into a dealer manager agreement with Griffin Capital Securities, LLC, formerly Griffin Capital Securities, Inc. ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), both of which are indirect subsidiaries of Griffin Capital.
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
On March 15, 2016, the Company's board of directors determined that it is in the Company's and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions and the Company's current structure are not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce the Company's exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.
On March 29, 2017, the Company's board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, the Company will transfer all of its assets to GIA Credit Fund in exchange for shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of the Company's liabilities (the “Reorganization”). The Company executed the Agreement on May 5, 2017.
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
The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by the Company's stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either the Company or GIA Credit Fund, and compliance by the Company and GIA Credit Fund with federal and state legal and regulatory requirements, including the effectiveness of the registration statement on Form N-14 that will be filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.
The Agreement may be terminated and abandoned with respect to the Reorganization by mutual agreement by the Company and GIA Credit Fund, or by either the Company or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s adviser will bear all costs associated with the Reorganization.
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
As of March 15, 2016, the date the offering was suspended, the Company had issued 4,563,196 shares of common stock for gross proceeds of approximately $44.8 million, including shares purchased in the private placement and shares issued pursuant to the Company's DRP, which amounts remained unchanged as of March 31, 2017.
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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of March 31, 2017.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of March 31, 2017.

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
Organizational Costs
Organizational costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organizational costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced organizational costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Organizational costs were expensed when the Company became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. For the three months ended March 31, 2016 Griffin Capital and its affiliates incurred $7,322 of organizational costs. No organizational costs were incurred for the three months ended March 31, 2017.
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
Income Taxes

The Company has elected to be treated, for tax purposes, as a RIC, which requires it, among other obligations, in each fiscal year, to distribute at least 90% of the sum of (i) investment company taxable income, which is generally the Company's ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income, which is the excess of the Company's gross tax exempt interest income over certain disallowed deductions, (the "Annual Distribution Requirement"). If the Company qualifies as a RIC and meets the Annual Distribution Requirement, the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that are distributed to the Company's stockholders as dividends. To the extent that the Company retains net capital gains or any investment company taxable income, the Company will be subject to U.S. federal income tax. The Company may choose to retain net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
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
Beginning with the taxable year ended December 31, 2015, the Company has elected to be taxed as a RIC. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. There were no interest or penalties due to material uncertain income tax positions at March 31, 2017 or December 31, 2016.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (“ASU No. 2016-15”), intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, including clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

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
In August, 2014, the FASB released ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company adopted ASU 2014-15 as of December 31, 2016. The adoption did not have an impact on the Company’s financial position or result of operations.
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
Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2017 (with corresponding percentage of total portfolio investments):

	As of March 31, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$24,649,784	70.2%	$24,723,901	69.7%
Senior Secured Loans - Second Lien	5,210,336	14.8	5,054,357	14.3
Senior Secured Bonds	1,723,070	5.0	1,802,490	5.1
Senior Unsecured Debt	3,506,400	10.0	3,857,105	10.8
Equity/Other	8,497	NM (1)	20,556	0.1
Total	$35,098,087	100.0%	$35,458,409	100.0%
__________________
(1) Not meaningful.

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
__________________
(1) Not meaningful.
The following table shows the composition by industry grouping based on fair value as of March 31, 2017:

	As of March 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,717,743	33.0%
Telecom	4,657,127	13.1
Technology	2,292,265	6.5
Healthcare - Products	1,985,025	5.6
Healthcare	1,908,400	5.4
Pharmaceuticals	1,807,925	5.1
Entertainment	1,799,739	5.1
Financial Services	1,693,470	4.8
Health Facilities	1,667,315	4.7
Cable	1,197,500	3.4
Software/Services	1,001,326	2.8
Chemicals	896,365	2.5
Environmental	876,371	2.5
Food - Wholesale	831,751	2.3
Media - Broadcast	758,049	2.1
Retail	148,246	0.4
Energy - Exploration & Production	95,110	0.3
Consumer Products	71,572	0.2
Newspaper	53,110	0.2
Total	$35,458,409	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,830,269	32.3%
Healthcare	4,529,812	12.4
Food - Wholesale	3,247,828	8.9
Telecom	2,286,095	6.2
Entertainment	1,990,013	5.4
Cable	1,783,626	4.9
Software/Services	1,722,275	4.7
Health Facilities	1,672,169	4.6
Directories & Publishing	1,332,246	3.6
Chemicals	1,186,250	3.2
Media - Broadcast	1,058,394	2.9
Environmental	992,930	2.7
Retail	886,500	2.4
Railroads	847,853	2.3
Technology	738,209	2.0
Pharmaceuticals	302,871	0.8
Consumer Products	95,320	0.3
Energy - Exploration & Production	78,076	0.2
Newspaper	61,637	0.2
Total	$36,642,373	100.0%
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
As of March 31, 2017 and December 31, 2016, there were no delinquent investments or investments on non-accrual status.
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

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of March 31, 2017 may differ significantly from values that would have been used had a readily available market for the securities existed.
The following table presents fair value measurements of investments, by major class, as of March 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$18,880,034	$5,843,867	$24,723,901
Senior Secured Loans - Second Lien	—	5,054,357	—	5,054,357
Senior Secured Bonds	—	1,802,490	—	1,802,490
Senior Unsecured Debt	—	3,857,105	—	3,857,105
Equity/Other	—	—	20,556	20,556
Total	$—	$29,593,986	$5,864,423	$35,458,409

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$16,249,070	$9,079,892	$25,328,962
Senior Secured Loans - Second Lien	—	4,722,313	—	4,722,313
Senior Secured Bonds	—	1,767,250	—	1,767,250
Senior Unsecured Debt	—	4,803,840	—	4,803,840
Equity/Other	—	—	20,008	20,008
Total	$—	$27,542,473	$9,099,900	$36,642,373

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2016	$9,079,892	$—	$—	$20,008	$9,099,900
Net change in unrealized appreciation (depreciation) on investments	(4,220)	—	—	548	(3,672)
Purchases and other adjustments to cost (1)	26,776	—	—	—	26,776
Sales and repayments (1)	(3,262,249)	—	—	—	(3,262,249)
Net realized gain from investments	3,668	—	—	—	3,668
Balance as of March 31, 2017	$5,843,867	$—	$—	$20,556	$5,864,423
_______________________
(1) Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the year.
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. During the three months ended March 31, 2017, the Company recorded no transfers from Level 3 to Level 2 or from Level 2 to Level 3.
The net change in unrealized depreciation for the three months ended March 31, 2017 attributable to Level 3 investments still held at March 31, 2017 is $3,672 and is included in net change in unrealized appreciation (depreciation) on investments on the statements of operations.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
Net change in unrealized appreciation on investments	176,407	—	—	11,511	187,918
Purchases and other adjustments to cost(1)	6,618,961	—	—	—	6,618,961
Sales and repayments (1)	(96,620)	—	—	—	(96,620)
Net realized gain from investments	1,309	—	—	—	1,309
Net transfers in and/or out	(1,156,889)	(1,139,783)	(397,916)	—	(2,694,588)
Balance as of December 31, 2016	$9,079,892	$—	$—	$20,008	$9,099,900
_______________________
(1) Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the year.
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. For the year ended December 31, 2016, the Company recorded $2.7 million in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data. During the year ended December 31, 2016 the Company recorded no transfers from Level 2 to Level 3.
The net change in unrealized appreciation for the year ended December 31, 2016 attributable to Level 3 investments still held at December 31, 2016 is $0.9 million and is included in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of March 31, 2017, which consisted of fifteen senior secured first lien loans and one equity investment. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$5,843,867	Discounted Cash Flow Approach	Discount Rate	8.79%	21.93%	11.02%
Equity/Other	$20,556	Discounted Cash Flow Approach	Discount Rate	12.22%	12.22%	12.22%
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
Note 5. Related Party Transactions
The following table summarizes the offering, organizational, and operating costs incurred by, and fees earned by, the Adviser as of March 31, 2017 and December 31, 2016. These amounts are included in due to affiliates on the statements of assets and liabilities, net of certain due to affiliate amounts that were otherwise used as an offset against expense support amounts computed pursuant to the expense support and conditional reimbursement agreement, as discussed below.

	As of March 31, 2017	As of December 31, 2016
Organizational costs	$451,428	$451,428
Offering costs	2,144,372	2,144,372
General & administrative	163,967	163,792
Directors fees	117,192	117,192
Professional fees	222,909	221,985
Insurance and technology expenses	355,322	355,322
Base management fees earned	360,388	233,034
Total due to affiliates, before expense reimbursement	3,815,578	3,687,125
Expense reimbursement	(2,627,330)	(2,499,976)
Total due to affiliates, net of reimbursement	$1,188,248	$1,187,149

The Company entered into an investment advisory agreement, dated January 16, 2015, with GBA (the "Investment Advisory Agreement"). Pursuant to the Investment Advisory Agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. Additionally, GBA and the Company entered into an Investment Sub-Advisory Agreement, dated January 16, 2015, with Benefit Street (the "Investment Sub-Advisory Agreement"). The Investment Sub-Advisory Agreement provides, among other things, that Benefit Street shall receive 50.0% of all management and incentive fees payable to GBA under the Investment Advisory Agreement. The Company re-approved the Investment Advisory Agreement and the Investment Sub-Advisory Agreement on May 4, 2017 for a one-year term until May 7, 2018. See Note 11, Subsequent Events.
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
Base Management Fee
The base management fee will be calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents and other non-investment assets, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. Further, GBA may apply the management fee against any amount due from affiliates. For the three months ended March 31, 2017 and 2016 the Company incurred $0.2 million and $0.1 million in base management fees, respectively.
Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. Incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its DRP, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program, if any. No incentive fees on income were incurred for the three months ended March 31, 2017 and March 31, 2016.
Incentive Fee on Capital Gains
An incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) and will equal 20.0% of the Company's realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. For the three months ended March 31, 2017, the Company accrued an incentive fee, based on net realized and unrealized gains, of approximately $0.1 million. No incentive fees on capital gains were incurred for the three months ended March 31, 2016.
In accordance with U.S. GAAP, the Company is required to include the aggregate unrealized appreciation on investments in the calculation and accrue a capital gains incentive fee as if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of both March 31, 2017 and December 31, 2016, a payable for incentive fees of $0.1 million was included as a liability under the management and incentive fees payable to affiliate, on the statements of assets and liabilities. No accrual was recorded for the three months ended March 31, 2016.
Organizational and Offering Costs
The Company incurred organizational and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) of approximately 1.5% of the gross proceeds from the Offering. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. From inception through March 31, 2017, Griffin Capital and its affiliates incurred offering and organizational costs of approximately $2.1 million and $0.5 million, respectively.
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
On March 6, 2017, GBA and Benefit Street entered into a letter agreement which revised the terms between the Adviser and Sub-Adviser. Under the letter agreement, Benefit Street will no longer have any obligation to share the expense or distribution support obligations pursuant to the Amended ESA. On March 29, 2017, the Company and the Adviser executed a Second Amendment to the Expense Support and Conditional Reimbursement Agreement (the "Second Amended ESA”, collectively with the agreements above, the "Amended ESA"), which is effective for all reimbursement payments from the Company to the Adviser on or after March 23, 2017.

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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016 (4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016 (4)	35,603	—	0.62%	7.65%	September 30, 2019
December 31, 2016(4)	127,354	—	1.21%	7.65%	December 31, 2019
March 31, 2017(5)	240,208	—	0.55%	7.65%	March 31, 2020
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

(5)
In the months of January through March, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002055 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. Since inception, GBA has supported approximately $3.8 million of the Company's operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the three months ended March 31, 2017 and March 31, 2016, total support of $0.2 million and $1.3 million, respectively, is included on the statements of operations as an expense reimbursement. Approximately $0.2 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the three months ended March 31, 2016. No distribution support was contributed for the three months ended March 31, 2017. As of March 31, 2017, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services
Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which the Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. The Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse the Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in the Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, the Griffin Capital BDC Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of the Griffin Capital BDC Administrator. The Company will not incur the costs from the Griffin Capital BDC Administrator and the third-party provider for similar services. As of March 31, 2017 and December 31, 2016, the Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
As of March 31, 2017 and March 31, 2016, GBA and Benefit Street had incurred certain expenses on behalf of the Company, including directors fees, insurance and technology expenses, professional fees and other general and administrative expenses, of approximately $0.9 million and $0.8 million, respectively. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the Amended ESA described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, which entitled the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which was a 7.0% commission of gross proceeds. In addition, the Dealer Manager received a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. From January 1, 2016 to March 15, 2016 (the date of the suspension of the Offering), the Company paid dealer manager fees of $0.4 million and sales commissions of $1.0 million. No other dealer manager fees were paid subsequent to the suspension of the Offering.
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

Benefit Street and its affiliates currently manage a number of investment accounts and private investment funds, including an adviser to a non-traded BDC, hedge funds, single investor funds, sector specific, asset class specific or geographically specific private investment funds with investment guidelines substantially similar in whole or in part to the Company's investment guidelines and intends to manage additional investment accounts and private investment funds. Certain funds managed by Providence may pursue investment opportunities similar to those that the Company intends to pursue. As a result, the Company may not be provided with the opportunity to fully invest in all investment opportunities available to Providence, Benefit Street, and the Company that would be suitable for the Company. To the extent that Providence or Benefit Street is presented with an investment opportunity that would be appropriate for the Company and another fund sub-advised or managed by Providence or Benefit Street, Benefit Street and/or Providence may be faced with a conflict.
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
Note 6. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. The par amounts of the unfunded commitments are not recognized by the Company until the commitment is funded. As of March 31, 2017 and December 31, 2016, the Company had approximately $1.7 million and $1.7 million, respectively, of unfunded commitments under loan and financing agreements as follows:

	March 31, 2017	December 31, 2016
MyEyeDr - Delayed Draw	$1,200,000	$1,200,000
MyEyeDr - Revolver	43,000	43,000
Santek Waste Services - Delayed Draw	98,869	117,987
Santek Waste Services - Revolver	66,000	66,000
Asset International - Delayed Draw	135,200	135,200
Asset International - Revolver	67,500	67,500
Bahakel Communications, Ltd.	34,500	34,500
Bahakel Communications, Ltd. - Revolver	14,000	14,000
Total Unfunded Commitments	1,659,069	1,678,187
The unrealized gain or loss on the discount associated with the unfunded commitments is recorded on the statements of assets and liabilities as discount for unfunded commitments and on the statements of operations as net change in unrealized appreciation on unfunded investments. As of and for the three months ended March 31, 2017, the discount for unfunded commitments and net change in unrealized appreciation on unfunded investments was $(61), which is reflected in accounts receivable on the statements of assets and liabilities, and $13,839, respectively.

Distribution Reinvestment Plan
The Company had implemented a DRP that allowed stockholders to have distributions otherwise distributable to them invested in additional shares of common stock at up to 95.0% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The plan became effective on April 1, 2015. On November 11, 2015, the Company’s board of directors voted to amend and restate the DRP such that the purchase price for shares of common stock pursuant to the DRP shall be 90% of the price that common stock is sold in the Offering at the weekly closing immediately following the distribution payment date. The amended and restated DRP became effective as of November 26, 2015. No sales commission or dealer manager fee was paid on shares sold through the DRP. For the three months ended March 31, 2016, the Company issued 25,951 shares under the DRP. Effective March 15, 2016, the Company suspended purchases pursuant to the DRP, in conjunction with the suspension of the Offering.
Share Repurchase Program
Although it has not made any determination at this time, the Company maintains the right to initiate a share repurchase program in the future which would offer to repurchase common stock on such terms as may be determined by the board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. There can be no assurance that the Company will implement a share repurchase program.
Note 7. Common Stock
As of March 15, 2016, the Company had issued 4,563,196 shares of common stock outstanding which represents gross offering proceeds of approximately $44.8 million, including shares issued in the private placement and 60,369 shares issued pursuant to the DRP, which amount remained unchanged as of March 31, 2017.
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
Note 8. Per Share Information
Basic increase (decrease) in net assets resulting from operations per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2017 and March 31, 2016.
The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2017 and March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016
Basic and diluted
Net increase in net assets resulting from operations	$841,333	$213,454
Weighted average common stock outstanding	4,563,196	3,927,271
Net increase in net assets per share resulting from operations	$0.18	$0.05

The table below shows changes in the Company's offering price and distribution rates since the commencement of the public offering.

Declaration Date		Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015		$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015		$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015		$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015		$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015		$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015		$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015		$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015		$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015		$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016		$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016		$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	$	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	$	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	$	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	$	N/A	July 1, 2016	$0.002049	7.65%	(2)
July 29, 2016	$	N/A	August 1, 2016	$0.002049	7.65%	(2)
August 11, 2016	$	N/A	September 1, 2016	$0.002049	7.65%	(2)
September 28, 2016	$	N/A	October 1, 2016	$0.002049	7.65%	(2)
October 28, 2016	$	N/A	November 1, 2016	$0.002049	7.65%	(2)
November 9, 2016	$	N/A	December 1, 2016	$0.002049	7.65%	(2)
December 13, 2016	$	N/A	January 1, 2017	$0.002055	7.65%	(3)
January 27, 2017	$	N/A	February 1, 2017	$0.002055	7.65%	(3)
February 27, 2017	$	N/A	March 1, 2017	$0.002055	7.65%	(3)
March 29, 2017	$	N/A	April 1, 2017	$0.002055	7.65%	(3)
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
(3) Effective January 1, 2017, the board of directors declared the amount of daily cash distributions payable to stockholders to be $0.002055 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80). The board of directors maintained such rate through March 31, 2017.

Note 9. Distributions
For the three months ended March 31, 2017, the Company had declared approximately $0.8 million in stockholder distributions. Approximately $0.8 million of these distributions were declared and paid or payable in cash and none were in shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash Accrued
January 31, 2017	February 1, 2017	$290,703
February 28, 2017	March 1, 2017	262,571
March 31, 2017	April 1, 2017	290,704
		$843,978
For the three months ended March 31, 2016, the Company had declared approximately $0.7 million in stockholder distributions. Approximately $0.5 million of these distributions were declared and paid or payable in cash and $0.2 million in shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP		Total Distributions Paid/ Accrued
January 31, 2016	February 1, 2016	$103,281	$108,650		$211,931
February 29, 2016	March 1, 2016	112,704	119,696		232,400
March 31, 2016	April 1, 2016	288,199	—	(1)	288,199
		$504,184	$228,346		$732,530
_____________________
(1) Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and its stockholders' best interest to suspend the offering and the DRP. Beginning with the month of March, all distributions were paid in cash.
Distributions in excess of the Company's current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Of the dividends declared during the three months ended March 31, 2017, 100% were distributions derived from the Company's current and accumulated earnings and profits, on a U.S. GAAP basis and not considered a return on capital. Of the dividends declared during the three months ended March 31. 2016, 100% were distributions derived from the Company's current and accumulated earnings and profits, on a U.S. GAAP basis and were not considered a return on capital. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2017 distributions to stockholders.
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

Note 10. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
Per share data: (1)
Net asset value, beginning of period	$8.61	$8.61

Results of operations
Net investment income	0.16	0.04
Net realized gain from investments	0.04	0.01
Net change in unrealized appreciation (depreciation) on investments	(0.02)	—
Net increase in net assets resulting from operations	0.18	0.05

Stockholder distributions (2)
Distributions from investment income and realized gains	(0.18)	(0.19)
Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.19)

Capital share transactions
Issuance of common stock (3)	—	0.11
Net increase in net assets resulting from capital share transactions	—	0.11
Other (4)	—	0.03
Net asset value, end of period	$8.61	$8.61

Shares outstanding at end of period	4,563,196	4,563,196
Weighted average shares at end of period	4,563,196	3,927,271
Total return (9)	2.16%	2.14%
Ratio/Supplemental data:
Net assets, end of period	39,266,309	39,289,114
Ratio of net investment income (loss) to average net assets (5)(7)(8)	7.82%	2.05%
Ratio of operating expenses to average net assets (5)(7)(8)	1.63%	4.06%
Portfolio turnover rate (6)	9.57%	9.04%
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
(5) For the three months ended March 31, 2017, excluding the expense support and conditional reimbursement and the incentive fee waiver, the ratio of net investment income and operating expenses to average net assets was 5.34% and 4.11%, respectively. For the three months ended March 31, 2016, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets is (14.45)% and 20.56%, respectively.

(6) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(7)The Company's ratio of net investment income to average net assets and ratio of total expenses to average net assets have been annualized for the three months ended March 31, 2017 and March 31, 2016.
(8)Organizational expenses, offering costs and incentive fees included within the ratio are not annualized.
(9)Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the current net asset value per share. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
Note 11. Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures in the financial statements except for the following:
Renewal of Investment Advisory Agreement and Investment Sub-Advisory Agreement
On May 4, 2017, the board of directors, including a majority of directors who are considered independent under the rules promulgated by the NYSE and is not an “interested person,” as that term is defined by the 1940 Act, present at an in-person meeting, approved an additional one year extension of the Investment Advisory Agreement between the Company and Adviser, and the Investment Sub-Advisory Agreement by and among the Company, the Adviser, and the Sub-Adviser.
Distribution Rate
On May 4, 2017, the Company's board of directors declared a distribution rate for the month of June of $0.002055 per day per share on the outstanding shares of common stock, representing an annual distribution rate of 7.65% based on a share price of $9.80 (7.5% based on a share price of $10.00), payable to stockholders of record of such shares as shown on the Company's books on each day commencing on June 1, 2017 and continuing through June 30, 2017.
Agreement and Plan of Reorganization
On May 5, 2017, the Company and GIA Credit Fund entered into the Agreement, pursuant to which the Company will transfer all of its assets to GIA Credit Fund in exchange for Reorganization Shares, GIA Credit Fund's assumption of all of the Company's liabilities, and the distribution of Reorganization Shares to the Company's stockholders in proportion to their holdings.
Pursuant to the terms and conditions of the Agreement, the Reorganization Shares will have an aggregate net asset value equal to the aggregate value of the assets that GIA Credit Fund receives from the Company, less the liabilities it assumes from the Company. The GIA Credit Fund’s adviser will also bear all costs related to the Reorganization, whether the Reorganization is consummated or not.
The Agreement, the Reorganization, and the other transactions contemplated in the Agreement were unanimously approved by the Company's board of directors on March 29, 2017.
The parties' obligations in connection with the Reorganization are subject to certain mutual conditions, including, without limitation, (i) the affirmative vote of a majority of the outstanding shares of common stock entitled to vote on the Agreement at a special meeting of the Company's stockholders, (ii) the declaration and payment of one or more dividends that, together with all previous dividends, will distribute all of the Company's investment company taxable income (computed without regard to the deduction for dividends paid), net tax-exempt income, if any, and net realized capital gains, if any, to the Company's stockholders for the taxable period ended prior to the closing date of the Reorganization, and for prior tax years to the extent such dividends are eligible to be treated as paid in respect of such prior tax years, (iii) the approval, consent, or exemption from the SEC or any other regulatory body necessary to carry out the Reorganization, (iv) the effectiveness of the registration statement on Form N-14 to be filed with the SEC, and (v) the receipt of opinions that the Company's stockholders will not recognize gain or loss for U.S. federal income tax purposes upon the exchange of shares in the Company for the Reorganization Shares and that the Company will not recognize gain or loss as a direct result of the Reorganization. In addition, each party's obligation to consummate the Reorganization is subject to certain other conditions, including, without limitation, (a) the accuracy of the other party's representations and warranties, and (b) the receipt of opinions that the Reorganization will qualify as a tax-free reorganization described in Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Company and GIA Credit Fund each made certain customary representations, warranties, and covenants in the Agreement, including, among others, covenants by each party to conduct its business in all material respects in the ordinary course of business, subject to certain exceptions, during the period between the execution of the Agreement and the consummation of the Reorganization.
The Agreement and the transactions contemplated by it may be terminated and abandoned with respect to the Reorganization by mutual agreement of the Company and GIA Credit Fund at any time prior to the closing date thereof, or by either the Company or GIA Credit Fund in the event of a material breach of the Agreement by the other party or a failure of any condition precedent to the terminating party's obligations under the Agreement, among other events. In the event of a termination, GIA Credit Fund's adviser will bear all costs associated with the Reorganization.
The foregoing descriptions of the Agreement and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Agreement, a copy of which is filed as Exhibit 10.14 to this Quarterly Report and is incorporated herein by reference.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to "we," "us,", "our," or the "Company," refer to Griffin-Benefit Street Partners BDC Corp.
OVERVIEW
We are a recently organized, externally managed, non-diversified closed-end management investment company. We are managed by Griffin Capital BDC Advisor, LLC ("GBA" or "Adviser"), an affiliate of Griffin Capital Company, LLC ("Griffin Capital"). GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").
We have invested substantially all proceeds raised in the Offering, net of expenses, in private U.S. middle-market companies in accordance with our investment objectives.
We and GBA oversee the management of our activities and are responsible for making investment decisions for our portfolio. We and GBA have engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Sub-Adviser"), which is a registered investment adviser under the Advisers Act and an affiliate of Providence. Benefit Street assists GBA with the management of our activities and operations. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code beginning with the taxable year ended December 31, 2015.
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

On March 29, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for shares of GIA Credit Fund (“Reorganization Shares”) and the assumption by GIA Credit Fund of all of our liabilities (the “Reorganization”). We executed the Agreement on May 5, 2017.
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

The Agreement may be terminated and abandoned with respect to the Reorganization by mutual agreement by us and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s adviser will bear all costs associated with the Reorganization.
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

Portfolio and Investment Activity
During the three months ended March 31, 2017, we made approximately $3.4 million of investments in portfolio companies and had approximately $4.8 million of repayments, resulting in net repayments at amortized cost of approximately $1.4 million for the period. During the three months ended March 31, 2016, we made approximately $6.9 million of investments in portfolio companies and had approximately $1.9 million of repayments, resulting in net investments at amortized cost of approximately $5.0 million for the period. See Note 3, Investments, to the financial statements.
Our portfolio composition, based on fair value at March 31, 2017, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$24,723,901	69.7%	7.4%
Senior Secured Loans - Second Lien	5,054,357	14.3	10.0
Senior Secured Bonds	1,802,490	5.1	9.0
Senior Unsecured Debt	3,857,105	10.8	10.3
Equity/Other	20,556	0.1	N/A
Total	$35,458,409	100.0%	8.2%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.
Our portfolio composition, based on fair value at December 31, 2016, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$25,328,962	69.1%	7.4%
Senior Secured Loans - Second Lien	4,722,313	12.9	10.0
Senior Secured Bonds	1,767,250	4.8	9.0
Senior Unsecured Debt	4,803,840	13.1	10.3
Equity/Other	20,008	0.1	N/A
Total	$36,642,373	100.0%	8.2%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

The following table shows the composition by industry grouping based on fair value as of March 31, 2017:

	As of March 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,717,743	33.0%
Telecom	4,657,127	13.1
Technology	2,292,265	6.5
Healthcare - Products	1,985,025	5.6
Healthcare	1,908,400	5.4
Pharmaceuticals	1,807,925	5.1
Entertainment	1,799,739	5.1
Financial Services	1,693,470	4.8
Health Facilities	1,667,315	4.7
Cable	1,197,500	3.4
Software/Services	1,001,326	2.8
Chemicals	896,365	2.5
Environmental	876,371	2.5
Food - Wholesale	831,751	2.3
Media - Broadcast	758,049	2.1
Retail	148,246	0.4
Energy - Exploration & Production	95,110	0.3
Consumer Products	71,572	0.2
Newspaper	53,110	0.2
Total	$35,458,409	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,830,269	32.3%
Telecom	4,529,812	12.4
Technology	3,247,828	8.9
Healthcare	2,286,095	6.2
Healthcare - Products	1,990,013	5.4
Pharmaceuticals	1,783,626	4.9
Financial Services	1,722,275	4.7
Health Facilities	1,672,169	4.6
Entertainment	1,332,246	3.6
Cable	1,186,250	3.2
Software/Services	1,058,394	2.9
Food - Wholesale	992,930	2.7
Chemicals	886,500	2.4
Environmental	847,853	2.3
Media - Broadcast	738,209	2.0
Retail	302,871	0.8
Energy - Exploration & Production	95,320	0.3
Consumer Products	78,076	0.2
Newspaper	61,637	0.2
Total	$36,642,373	100.0%
Results of Operations
Operating results for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Total investment income	$914,696	$503,403
Total expenses, net of reimbursement	170,414	336,251
Net investment income	$744,282	$167,152
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
For the three months ended March 31, 2017, total investment income was $0.9 million and was attributable to interest income from investments in portfolio companies. For the three months ended March 31, 2017, the average portfolio fair value was approximately $36.1 million, with a 8.2% weighted average current yield. For the three months ended March 31, 2016, total investment income was $0.5 million and was attributable to interest income from investments in portfolio companies. During the three months ended March 31, 2016, the average portfolio fair value was approximately $20.7 million, with a 8.6% weighted average current yield. The average portfolio fair value was calculated based on average investments at fair value using current quarter's and prior year's investments at fair value.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Base management fees	$177,783	$103,108
Incentive fees	16,642	—
Organizational costs	—	7,322
General & administrative	73,439	78,452
Amortization of offering costs	—	1,288,646
Professional fees	53,937	109,469
Insurance expense	43,321	49,091
Directors fees	45,500	43,470
Total expenses before reimbursement	410,622	1,679,558
Expense reimbursement	(240,208)	(1,343,307)
Total expenses, net of reimbursement	$170,414	$336,251
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

For the three months ended March 31, 2017, we did not incur any organizational costs or amortization of offering costs. For the three months ended March 31, 2016, we incurred organization costs of approximately $7,322 and amortization of offering costs of approximately $1.3 million. As a result of raising the minimum offering proceeds on May 1, 2015, we became liable, subject to the expense support and conditional reimbursement agreement (as amended, the "ESA"), to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. These organizational and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than regulatory pressures and national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the portfolio and the revenue or income to be derived from the operation of our assets.
Net Realized Gain from Investments
For the three months ended March 31, 2017, we had $4.8 million of principal repayments, resulting in $0.2 million in realized gains. For the three months ended March 31, 2016, we had $1.9 million of principal repayments, resulting in $0.03 million of realized gains.
Net Change in Unrealized Appreciation (Depreciation) on Investments
For the three months ended March 31, 2017, our investments had $0.1 million of unrealized depreciation as a result of changes in market conditions. For the three months ended March 31, 2016, our investments had $0.02 million of unrealized appreciation as a result of changes in market conditions.
Changes in Net Assets from Operations
For the three months ended March 31, 2017, we recorded a net increase in net assets resulting from operations of $0.8 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2017, our per share net increase in net assets resulting from operations was $0.18. For the three months ended March 31, 2016, we recorded a net increase in net assets resulting from operations of $0.2 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2016, our per share net increase in net assets resulting from operations was $0.05.
Cash Flows for the Three Months Ended March 31, 2017
For the three months ended March 31, 2017, net cash used in operating activities was approximately $0.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases and repayments of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2017 were primarily related to purchases of investments totaling approximately $3.4 million and a decrease in unsettled purchases of approximately $2.5 million, partially offset by repayments of $4.8 million.
Net cash used in financing activities of approximately $0.8 million for the three months ended March 31, 2017 was related to distributions paid to stockholders of $0.8 million.

Cash Flows for the Three Months Ended March 31, 2016
For the three months ended March 31, 2016, net cash used in operating activities was approximately $5.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, repayments and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2016 were primarily related to purchases of investments totaling approximately $6.9 million, offset mostly by repayments of $1.9 million.
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
On March 6, 2017, GBA and Benefit Street entered into a letter agreement which revised the terms between the Adviser and Sub-Adviser. Under the letter agreement, Benefit Street will no longer have any obligation to share the expense or distribution support obligations pursuant to the Amended ESA. On March 29, 2017, we and the Adviser executed a Second Amendment to the Expense Support and Conditional Reimbursement Agreement (the "Second Amended ESA”, collectively with the agreements above, the "Amended ESA"), which is effective for all reimbursement payments from us to the Adviser on or after March 23, 2017.

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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016(4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016(4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016(4)	35,603	—	0.62%	7.65%	September 30, 2019
December 31, 2016(4)	127,354	—	1.21%	7.65%	December 31, 2019
March 31, 2017(5)	240,208	—	0.55%	7.65%	March 31, 2020
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

(5)
In the months of January through March, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002055 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. Since inception, GBA has supported approximately $3.8 million of our operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the three months ended March 31, 2017 and for the three months ended March 31, 2016, total support of $0.2 million and $1.3 million, respectively, is included on the statements of operations as an expense reimbursement. Approximately $0.0 million $0.2 million, respectively, is reflected as a capital contribution on the statements of changes in net assets as distribution support for the three months ended March 31, 2017 and for the three months ended March 31, 2016. As of March 31, 2017, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services
Griffin Capital BDC Administrator, LLC (our "Administrator") will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which our Administrator will also furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with a third-party service providers. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services. As of March 31, 2017 and December 31, 2016, our Administrator waived reimbursement for the cost of any administrative services provided.
For the three months ended March 31, 2017 and 2016, GBA and Benefit Street had incurred certain expenses related to us, including directors fees, insurance and technology expenses, professional fees and other general and administrative expenses, of approximately $1,000 and $30,000, respectively. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the ESA described above.
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
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Neither GBA nor Benefit Street will tender these shares for repurchase as long as it remains the investment adviser or investment sub-adviser, respectively. In connection with the private placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of March 31, 2017, we have raised total gross proceeds of approximately $44.8 million pursuant to the Offering plus the proceeds from the private placement, which have remained unchanged since March 15, 2016.
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
On March 29, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization with Griffin Institutional Access Credit Fund, a Delaware statutory trust, pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for shares of GIA Credit Fund and the assumption by GIA Credit Fund of all of our liabilities. We executed the Agreement on May 5, 2017.
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
The Agreement and plan of Reorganization may be terminated and abandoned with respect to the Reorganization by mutual agreement by us and GIA Credit Fund, or by either us or GIA Credit Fund in the event of a material breach of the Agreement or a failure of any conditions precedent. In the event of a termination, GIA Credit Fund’s adviser will bear all costs associated with the Reorganization.
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
Prior to investing in debt securities, we invest the net proceeds we already have received from the Offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC beginning with our tax year ended December 31, 2015.
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
Each year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares. There can be no assurance that we will be able to sustain distributions at any particular level.

We intend to make any distributions in the form of cash out of assets legally available for such purpose. Before March 15, 2016, a stockholder could have elected to receive his, her or its distributions in additional common stock pursuant to our DRP. Effective March 15, 2016, we suspended our DRP, and stockholders may not elect to receive distributions in the form of any additional common stock.Any distributions reinvested under the plan, prior to the suspension of the DRP, will remain taxable to U.S. stockholders.
We have adopted an "opt in" DRP for our stockholders. As a result, if the DRP is resumed, our stockholders will receive their distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common stock.
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
Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our financial statements. The following are our most critical account policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies:

•	Valuation of Portfolio Investments, Valuation Methods and Valuations Process;

•	Revenue Recognition;

•	Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation;

•	Organizational and Offering Costs; and

•	Income Taxes.

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the financial statements.
Distributions
The table below shows our distribution declarations since the commencement of the public offering.

Declaration Date		Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
May 7, 2015		$10.00	May 7, 2015	$0.002055	7.50%
May 27, 2015		$10.00	June 1, 2015	$0.002055	7.50%
June 26, 2015		$10.00	July 1, 2015	$0.002055	7.50%
July 29, 2015		$10.00	August 1, 2015	$0.002055	7.50%
August 12, 2015		$10.00	September 1, 2015	$0.002055	7.50%
September 28, 2015		$10.00	October 1, 2015	$0.002055	7.50%
October 27, 2015		$10.00	November 1, 2015	$0.002055	7.50%
November 11, 2015		$10.00	December 1, 2015	$0.002055	7.50%	(1)
December 21, 2015		$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016		$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016		$9.80	March 1, 2016	$0.002049	7.65%	(2)
March 23, 2016	$	N/A	April 1, 2016	$0.002049	7.65%	(2)
April 28, 2016	$	N/A	May 1, 2016	$0.002049	7.65%	(2)
May 11, 2016	$	N/A	June 1, 2016	$0.002049	7.65%	(2)
June 27, 2016	$	N/A	July 1, 2016	$0.002049	7.65%	(2)
July 29, 2016	$	N/A	August 1, 2016	$0.002049	7.65%	(2)
August 11, 2016	$	N/A	September 1, 2016	$0.002049	7.65%	(2)
September 28, 2016	$	N/A	October 1, 2016	$0.002049	7.65%	(2)
October 28, 2016	$	N/A	November 1, 2016	$0.002049	7.65%	(2)
November 9, 2016	$	N/A	December 1, 2016	$0.002049	7.65%	(2)
December 13, 2016	$	N/A	January 1, 2017	$0.002055	7.65%	(3)
January 27, 2017	$	N/A	February 1, 2017	$0.002055	7.65%	(3)
February 27, 2017	$	N/A	March 1, 2017	$0.002055	7.65%	(3)
March 29, 2017	$	N/A	April 1, 2017	$0.002055	7.65%	(3)
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
(3) Effective January 1, 2017, the board of directors declared the amount of daily cash distributions payable to stockholders to be $0.002055 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80). The board of directors maintained such rate through March 31, 2017.

Of the dividends declared during the three months ended March 31. 2017, 100% were distributions derived from the Company's current and accumulated earnings and profits, on a U.S. GAAP basis and were not considered a return on capital.
See Note 9, Distributions, of the notes to the financial statements for additional information.
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
Because GBA's senior management team includes members of the senior management team of Griffin Capital, which is the sponsor of four non-traded REITs, such members provide management services to both us and the four non-traded Griffin REITs. In the event that GBA undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we will not be disadvantaged in relation to any other client of our investment adviser or its senior management team. In addition, as noted above, GBA's senior management team consists of substantially the same management team that operates Griffin Capital.
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
Recent Developments
See Note 11, Subsequent Events, to the financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2017, we did not engage in hedging activities.
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

Assuming that the statement of assets and liabilities as of March 31, 2017 remains constant and that we take no actions to alter our existing interest rate sensitivity, the following table shows the impact to interest income and net investment income as the result of changes in variable interest rates:

Basis point increase:	Interest Income	Interest Expense	Net Increase
100	$317,799	$—	$317,799
200	625,516	—	625,516
300	933,233	—	933,233
400	1,240,950	—	1,240,950
500	1,548,667	—	1,548,667
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

(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which could materially affect our business, financial condition or future results. There have been no material changes in the risk factors set forth in such Annual Report. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a)    During the quarter ended March 31, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed on Form 8-K.
(b)    During the quarter ended March 31, 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.    EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.12	Letter Agreement, incorporated by reference to exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017, SEC File no. 814-01080.

10.13*	Second Amendment to Expense Support and Conditional Reimbursement Agreement dated March 23, 2017.

10.14*	The Agreement and Plan of Reorganization dated May 5, 2017.

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report),

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May 2017.

GRIFFIN-BENEFIT STREET PARTNERS BDC CORP.

By:	/s/ Joseph E. Miller
Name:	Joseph E. Miller
On behalf of Registrant as Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)