Form 10-Q
period 2017-06-30
Griffin Capital BDC Corp.
filed 2017-08-08
CIK 1609336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-55351

Griffin Capital BDC Corp.
(Exact name of Registrant as specified in its charter)

Maryland	47-0995168
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245
(Address of principal executive offices)
(310) 469-6100
(Registrant’s telephone number)

Griffin-Benefit Street Partners BDC Corp.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 8, 2017, the Registrant had 4,563,196 shares of common stock, $0.001 par value, outstanding.

GRIFFIN CAPITAL BDC CORP.

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Griffin Capital BDC Corp., other than historical facts, may be considered forward-looking statements. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investments, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 31, 2017 for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Item 1. Financial Statements

GRIFFIN CAPITAL BDC CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $31,569,423 and $36,194,877, respectively)	$31,673,055	$36,642,373
Cash and cash equivalents	8,375,811	7,451,353
Interest receivable from investments	350,479	393,183
Prepaid expenses	67,517	155,533
Due from affiliates	477,151	127,354
Accounts receivable	20,276	64,219
Total assets	$40,964,289	$44,834,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$148,144	$213,210
Management and incentive fees payable to affiliate	252,724	267,690
Due to affiliates	1,188,248	1,187,149
Distributions payable	281,326	289,852
Directors fees payable	32,001	153,000
Unsettled trades payable	—	3,440,000
Discount for unfunded commitments	6,123	14,160
Total liabilities	1,908,566	5,565,061
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	$—	$—
Common stock $0.001 par value; 450,000,000 shares authorized; 4,563,196 and 4,563,196 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4,563	4,563
Capital in excess of par value	41,548,641	41,548,641
Distributions	(5,552,644)	(3,855,311)
Accumulated net investment income	2,386,433	888,806
Accumulated net realized gain from investments	549,738	226,597
Accumulated net unrealized appreciation on investments	103,632	447,496
Accumulated net unrealized appreciation on unfunded investments	15,360	8,162
Total stockholders' equity	39,055,723	39,268,954
Total liabilities and stockholders' equity	$40,964,289	$44,834,015
Net asset value per share	$8.56	$8.61
The accompanying notes are an integral part of these statements.

GRIFFIN CAPITAL BDC CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment income:
Interest from investments	$753,345	$610,837	$1,668,041	$1,114,240
Total investment income	753,345	610,837	1,668,041	1,114,240
Operating expenses:
Base management fees	167,369	124,658	345,152	227,766
Incentive fees	(20,787)	—	(4,145)	—
Organizational costs	—	—	—	7,322
General & administrative	106,123	132,687	179,562	211,139
Amortization of offering costs	—	—	—	1,288,646
Professional fees	134,089	71,021	188,026	180,490
Insurance expense	43,268	49,637	86,589	98,728
Directors fees	35,500	36,549	81,000	80,019
Total expenses before reimbursement	465,562	414,552	876,184	2,094,110
Expense reimbursement (Note 5)	(465,562)	(189,581)	(705,770)	(1,532,888)
Total expenses, net of reimbursement	—	224,971	170,414	561,222
Net investment income	753,345	385,866	1,497,627	553,018
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	152,755	(26,006)	323,141	3,315
Net change in unrealized appreciation (depreciation) on investments	(256,690)	228,458	(343,864)	245,438
Net change in unrealized appreciation (depreciation) on unfunded investments	(6,641)	(2,849)	7,198	(2,849)
Net gain (loss) on investments	(110,576)	199,603	(13,525)	245,904
Net increase in net assets resulting from operations	$642,769	$585,469	$1,484,102	$798,922
Per share information - basic and diluted
Net increase in net assets per share resulting from operations - basic and diluted	$0.14	$0.13	$0.33	$0.19
Weighted average common stock outstanding - basic and diluted	4,563,196	4,563,196	4,563,196	4,245,233
The accompanying notes are an integral part of these statements.

GRIFFIN CAPITAL BDC CORP.
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operations:
Net investment income	$1,497,627	$553,018
Net realized gain from investments	323,141	3,315
Net unrealized appreciation (depreciation) on investments	(343,864)	245,438
Net change in unrealized appreciation (depreciation) on unfunded investments	7,198	(2,849)
Net increase in net assets resulting from operations	1,484,102	798,922
Stockholder distributions:
Distributions reinvested	—	(228,346)
Distributions from investment income and realized gains	(1,697,333)	(1,355,040)
Net decrease in net assets resulting from stockholder distributions	(1,697,333)	(1,583,386)
Capital share transactions:
Issuance of common stock, net of discounts and offering costs	—	13,178,673
Distribution support contribution	—	465,829
Reinvestment of stockholder distributions	—	228,346
Net increase in net assets from capital share transactions	—	13,872,848
Total increase (decrease) in net assets	(213,231)	13,088,384
Net assets at beginning of period	39,268,954	26,201,365
Net assets at end of period	$39,055,723	$39,289,749
Net asset value per common share	$8.56	$8.61
Common stock outstanding at end of period	4,563,196	4,563,196
Distributions in excess of net investment income at end of period	$(3,166,211)	$(1,860,867)

The accompanying notes are an integral part of these statements.

GRIFFIN CAPITAL BDC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating Activities:
Net increase in net assets resulting from operations	$1,484,102	$798,922
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(101,246)	(105,902)
Net accretion of discount on investments	(84,495)	(76,880)
Principal repayments of investments	8,838,609	6,004,070
Purchase of investments	(3,704,273)	(14,102,932)
Net realized gain from investments	(323,141)	(3,315)
Net change in unrealized appreciation (depreciation) on investments	343,864	(245,438)
Amortization of offering costs	—	1,288,646
(Increase) decrease in operating assets:
Interest receivable from investments	42,704	(97,611)
Prepaid expenses	88,016	99,417
Due from affiliates	(349,797)	(368,185)
Accounts receivable	43,943	—
Receivable for unsettled trades	—	(649,699)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(65,066)	(168,159)
Management and incentive fees payable to affiliate	(14,966)	30,334
Due to affiliates	1,099	(574,837)
Directors fees payable	(120,999)	39,135
Unsettled trades payable	(3,440,000)	3,887,584
Discount for unfunded commitments	(8,037)	9,007
Net cash provided by (used in) operating activities	2,630,317	(4,235,843)
Financing activities:
Issuance of common stock, net of discounts and offering costs	—	13,109,821
Distribution support contribution	—	465,829
Distributions paid to stockholders	(1,705,859)	(1,156,529)
Offering costs paid	—	(285,637)
Net cash provided by (used in) financing activities	(1,705,859)	12,133,484
Net increase in cash and cash equivalents	924,458	7,897,641
Cash and cash equivalents, beginning of period	7,451,353	9,577,910
Cash and cash equivalents, end of period	$8,375,811	$17,475,551
Supplemental disclosure of non-cash operating transactions:
Paid-in-kind interest income	$101,246	$105,902
Supplemental disclosure of non-cash financing transactions:
Distributions declared and payable	$281,326	$280,502
Distribution paid through DRP share issuances	$—	$228,346

The accompanying notes are an integral part of these statements.

GRIFFIN CAPITAL BDC CORP. SCHEDULE OF INVESTMENTS As of June 30, 2017 (Unaudited)

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Senior Secured Loans - First Lien
Alvogen Pharma US, Inc.	(d)	Pharmaceuticals	L+500	3 Month LIBOR	1.00%	4/1/2022	1,789,257	1,753,497	1,774,048	4.6%
Ardent Legacy	(d)	Health Facilities	L+550	3 Month LIBOR	1.00%	8/4/2021	244,375	242,600	245,646	0.6%
Asset International - TL	(d)	Business Services	L+850	3 Month LIBOR	1.00%	5/15/2021	2,463,825	2,423,262	2,425,882	6.2%
Asset International - DDTL	(d) (g)	Business Services	L+850	3 Month LIBOR	1.00%	5/15/2021	338,000	202,800	200,914	0.5%
Asset International - Revolver	(d) (g)	Business Services	L+850	3 Month LIBOR	1.00%	5/15/2021	135,000	67,500	66,913	0.2%
Bahakel Communications, Ltd.	(d) (g)	Media - Broadcast	L+750	1 Month LIBOR	1.00%	7/29/2020	270,381	235,094	235,080	0.6%
Bahakel Communications, Ltd. - Revolver	(d) (g)	Media - Broadcast	L+750	1 Month LIBOR	1.00%	7/29/2020	14,000	3,500	3,488	—%
Beaver Visitec International, Inc.	(d)	Healthcare - Products	L+500	3 Month LIBOR	1.00%	8/21/2023	1,985,000	1,967,329	1,990,955	5.1%
Centric Group		Business Services	L+425	1 Month LIBOR	1.00%	1/31/2023	2,992,500	2,978,321	2,984,091	7.7%
Deep Gulf Energy II, LLC	(d)	Energy - Exploration & Production	L+1300	1,2,3,6 Month LIBOR	1.50%	9/30/2018	100,000	99,001	92,020	0.2%
Inventure Foods, Inc.	(d)	Food - Wholesale	L+800	3 Month LIBOR	1.00%	11/17/2020	855,608	839,519	855,265	2.2%
Lightsquared	(c)	Telecom	L+875	1 Month LIBOR, Prime	1.00%	6/15/2020	115,728	113,619	112,174	0.3%
MyEyeDr	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	794,000	783,956	789,633	2.0%
MyEyeDr - Term Loan	(d)	Health Facilities	L+625	3 Month LIBOR	1.00%	8/14/2021	252,619	248,364	251,179	0.7%
MyEyeDr - Delayed Draw	(d) (g)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	1,200,000	—	—	—%
MyEyeDr - Revolver	(d) (g)	Health Facilities	L+625	Unfunded	1.00%	8/14/2021	43,000	—	—	—%
Plano Molding Company, LLC	(d)	Consumer Products	L+750	3 Month LIBOR	1.00%	5/12/2021	79,964	79,226	69,481	0.2%
Premiere Global Services Inc.		Telecom	L+650	1 Month LIBOR	1.00%	12/8/2021	2,836,126	2,632,958	2,820,187	7.2%
Rue21, Inc.	(h)	Retail	L+463	3 Month LIBOR	1.00%	10/9/2020	637,220	587,671	55,757	0.1%
Rue21, Inc. - Rollup		Retail	L+463	1 Month LIBOR	1.00%	11/12/2017	151,321	151,321	146,403	0.4%
Rue21, Inc. - DIP DDTL	(g)	Retail	L+1200	1 Month LIBOR	1.00%	11/15/2017	75,676	59,361	58,573	0.1%
Santek Waste Services, Inc. - Term Loan	(c) (d)	Environmental	L+1000	3 Month LIBOR	1.00%	12/4/2020	709,842	693,335	705,370	1.8%
Santek Waste Services, Inc. - DDTL	(c) (d) (g)	Environmental	L+1000	3 Month LIBOR	1.00%	12/4/2020	253,458	193,068	198,022	0.5%
Santek Waste Services, Inc. - Revolver	(d) (g)	Environmental	L+1000	Unfunded	1.00%	12/4/2020	66,000	—	—	—%
Solarwinds, Inc.	(a)	Technology	L+350	1 Month LIBOR	1.00%	2/3/2023	1,080,117	1,028,857	1,081,737	2.8%

GRIFFIN CAPITAL BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of June 30, 2017 (Unaudited)

Portfolio Company	Footnotes	Industry	Rate (b)	Index Rate (b)	LIBOR Floor	Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (e)

Tribune Publishing Company	(a) (d)	Newspaper	L+475	1 Month LIBOR	1.00%	8/4/2021	52,352	51,798	52,195	0.1%
Veritas		Software/Services	L+450	3 Month LIBOR	1.00%	1/27/2023	400,556	347,310	400,773	1.0%
Victory Capital Management	(a)	Financial Services	L+750	3 Month LIBOR	1.00%	10/29/2021	1,654,110	1,606,848	1,674,786	4.3%
Vizient, Inc.		Healthcare	L+350	1 Month LIBOR	1.00%	2/13/2023	1,319,779	1,284,276	1,329,678	3.4%
Walgreens Infusion	(d)	Healthcare	L+500	1 Month LIBOR	1.00%	4/7/2022	587,535	588,275	586,595	1.5%
Total Senior Secured Loans - First Lien								$21,262,666	$21,206,845	54.3%
Senior Secured Loans - Second Lien
Asurion Corporation		Business Services	L+750	1 Month LIBOR	1.00%	3/3/2021	$2,000,000	$1,996,034	$2,007,499	5.1%
Cast & Crew Payroll, LLC	(d)	Business Services	L+775	3 Month LIBOR	1.00%	8/12/2023	222,316	220,944	221,738	0.6%
Cirque Du Soleil	(a) (d) (f)	Entertainment	L+825	3 Month LIBOR	1.00%	6/23/2023	1,817,918	1,792,099	1,827,008	4.7%
Lightsquared	(c)	Telecom	L+1250	3 Month LIBOR	1.00%	12/7/2020	1,203,713	1,127,715	843,357	2.1%
Total Senior Secured Loans - Second Lien								$5,136,792	$4,899,602	12.5%
Senior Secured Bonds
Covenant Surgical Partners		Health Facilities	8.75%			8/1/2019	$400,000	$401,292	$392,499	1.0%
Hexion Inc.		Chemicals	10.00%			4/15/2020	900,000	841,421	893,250	2.3%
Radio One Inc.		Media - Broadcast	7.38%			4/15/2022	500,000	484,936	517,104	1.3%
Total Senior Secured Bonds								$1,727,649	$1,802,853	4.6%
Senior Unsecured Debt
Cablevision	(a)	Cable	10.88%			10/15/2025	$1,000,000	$1,032,516	$1,202,035	3.1%
Frontier Communications, Corp.	(a)	Telecom	11.00%			9/15/2025	494,000	482,602	457,439	1.2%
Frontier Communications, Corp.	(a)	Telecom	10.50%			9/15/2022	116,000	116,000	110,635	0.3%
Monitronics International, Inc.	(a)	Business Services	9.13%			4/1/2020	800,000	757,964	758,800	1.9%
Presidio Holdings, Inc.		Technology	10.25%			2/15/2023	1,095,000	1,044,737	1,212,713	3.1%
Total Senior Unsecured Debt								$3,433,819	$3,741,622	9.6%
Equity/Other
Santek Waste Services, Inc.	(d)	Environmental				N/A	NM*	$8,497	$22,133	0.1%
Total Equity/Other								$8,497	$22,133	0.1%
TOTAL INVESTMENTS								$31,569,423	$31,673,055	81.1%
____________________

(a) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, 17.52% of the Company’s total assets were non-qualifying assets.
(b) The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly, or semiannually. For each investment the Company has provided the spread over LIBOR. The 1, 2, 3, and 6 month LIBOR rates were 1.22%, 1.25%, 1.30%, and 1.45% respectively, as of June 30, 2017. Certain investments are subject to a LIBOR interest rate floor.
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
(e) Percentages are based on the Company's net assets of $39,055,723 as of June 30, 2017.
(f) All of the Company's investments are domiciled in the United States except for Cirque Du Soleil which is domiciled in Canada.
(g) All or a portion of this commitment was unfunded at June 30, 2017. As such, interest is earned only on the funded portion of this commitment. Refer to Note 6, Commitments and Contingencies, of the notes to the financial statements for additional detail.
(h) The investment is on non-accrual status as of June 30, 2017.

The accompanying notes are an integral part of these statements.

GRIFFIN CAPITAL BDC CORP. SCHEDULE OF INVESTMENTS As of December 31, 2016

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

GRIFFIN CAPITAL BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2016

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

GRIFFIN CAPITAL BDC CORP. SCHEDULE OF INVESTMENTS (Continued) As of December 31, 2016

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

GRIFFIN CAPITAL BDC CORP.
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2017
(Unaudited)
Note 1. Organization
Griffin Capital BDC Corp., previously known as Griffin-Benefit Street Partners BDC Corp., a Maryland corporation (the "Company"), was formed on May 27, 2014 under the Maryland General Corporation Law. The Company was organized as an externally managed, non-diversified closed-end management investment company and has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company has elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986. The Company's year-end is December 31.
The Company invested substantially all of the proceeds raised from the offering of its shares, net of offering costs, in private U.S. middle-market companies in accordance with the Company's investment objectives.
The Company is externally managed by Griffin Capital BDC Advisor, LLC ("GBA" or "Adviser"), a Delaware limited liability company. GBA is indirectly owned by Griffin Capital Company, LLC ("Griffin Capital") and Randy Anderson, the Company's Executive Vice President who directly holds a 5% interest in GBA. Kevin A. Shields, Chairman of the Board of Directors and President of the Company, controls the sole stockholder of Griffin Capital. GBA is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). GBA oversees the management of the Company's activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio under the terms of an advisory agreement between the Company and GBA. Prior to July 31, 2017, the Company and GBA engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Previous Sub-Adviser"), a Delaware limited liability company and an affiliate of Providence Equity Partners L.L.C. ("Providence"), to act as the Company's Sub-Adviser. Beginning August 1, 2017, the Company engaged BCSF Advisors, LP (the "Interim Sub-Advisor" or "BCSF"), an affiliate of Bain Capital Credit, LP, as an Interim Sub-Advisor pursuant to Rule 15a-4 of the 1940 Act. See Note 11, Subsequent Events. BCSF is a registered investment adviser under the Advisers Act and assists GBA with the management of the activities and operations of the Company pursuant to an interim sub-advisory agreement by and among the Company, GBA, and BCSF.
The Company entered into a dealer manager agreement with Griffin Capital Securities, LLC, formerly Griffin Capital Securities, Inc. ("GCS" or the "Dealer Manager"), and an administration agreement with Griffin Capital BDC Administrator, LLC ("Griffin Capital BDC Administrator"), both of which are indirect subsidiaries of Griffin Capital.
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed $100,000 to purchase 11,111 shares of the Company's common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. On January 20, 2015, the Company began offering on a continuous basis up to $1.5 billion in shares of common stock at an initial offering price of $10.00 per share (the "Offering"). On May 1, 2015, the Company raised the minimum offering requirement of $2.5 million as a result of separate investments of $1.25 million from an affiliate of Griffin Capital and from Benefit Street. As a result of achieving the minimum offering requirement, the Company commenced operations. GBA will not tender its shares for repurchase as long as it remains the Adviser. On December 23, 2015, the Company decreased its public offering price from $10.00 per share to $9.80 per share, in accordance with its pricing policy.
On March 15, 2016, the Company's board of directors determined that it is in the Company's and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that then current market conditions and the Company's current structure were not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce the Company's exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.
On March 29, 2017 and May 4, 2017, the Company's board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, the Company will transfer all of its assets to GIA Credit Fund and the assumption by GIA Credit Fund of all of the Company's liabilities (the “Reorganization”) in exchange for shares of GIA Credit Fund (“Reorganization Shares”).
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
The Agreement, the Reorganization, and the other transactions contemplated in the Agreement were unanimously approved by the Company's board of directors on March 29, 2017 and May 4, 2017.
The parties' obligations in connection with the Reorganization are subject to certain mutual conditions, including, without limitation, (i) the affirmative vote of a majority of the outstanding shares of common stock entitled to vote on the Agreement at a special meeting of the Company's stockholders, (ii) the declaration and payment of one or more dividends that, together with all previous dividends, will distribute all of the Company's investment company taxable income (computed without regard to the deduction for dividends paid), net tax-exempt income, if any, and net realized capital gains, if any, to the Company's stockholders for the taxable period ended prior to the closing date of the Reorganization, and for prior tax years to the extent such dividends are eligible to be treated as paid in respect of such prior tax years, (iii) the approval, consent, or exemption from the U.S. Securities and Exchange Commission (“SEC”) or any other regulatory body necessary to carry out the Reorganization, (iv) the effectiveness of the registration statement on Form N-14 that has been filed with the SEC, and (v) the receipt of opinions that the Company's stockholders will not recognize gain or loss for U.S. federal income tax purposes upon the exchange of shares in the Company for the Reorganization Shares and that the Company will not recognize gain or loss as a direct result of the Reorganization. In addition, each party's obligation to consummate the Reorganization is subject to certain other conditions, including, without limitation, (a) the accuracy of the other party's representations and warranties, and (b) the receipt of opinions that the Reorganization will qualify as a tax-free reorganization described in Section 368(a) of the Internal Revenue Code of 1986, as amended.
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
The foregoing descriptions of the Agreement and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Agreement, a copy of which is filed as Exhibit 10.14 to the Company's Quarterly Report filed on May 10, 2017 and is incorporated herein by reference. If the shareholders approve the Reorganization, the Company plans to consummate the transaction in the third quarter of 2017.
As of March 15, 2016, the date the offering was suspended, the Company had issued 4,563,196 shares of common stock for gross proceeds of approximately $44.8 million, including shares purchased in the private placement and shares issued pursuant to the Company's DRP, which amounts remained unchanged as of June 30, 2017.

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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company's cash balance, as of June 30, 2017.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to the cash balances as of June 30, 2017.
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
Notwithstanding the foregoing, if in the reasonable judgment of the Adviser and Interim Sub-Adviser, the price for any securities held by the Company and determined in the manner described above does not accurately reflect the fair value of such security, the Adviser and Interim Sub-Adviser will value such security at the applicable bid or ask quotes obtained by broker dealers that make a market in the security, and report such change in the valuation to the board of directors or its designee as soon as practicable.
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
Valuation Process
With respect to investments for which market quotations are not readily available, the Company will undertake a multi-step valuation process each quarter, as described below:

•
the quarterly valuation process will begin with each portfolio company or investment being identified by the investment professionals of the Adviser and Interim Sub-Adviser and members of the Company's senior management team as investments that require the assistance of the independent third-party valuation specialist;

•
preliminary valuation calculations and conclusions will then be documented by the independent third-party valuation specialist and discussed with the investment professionals of the Adviser and Interim Sub-Adviser and the relevant investment professionals of GBA, BCSF and the Company's senior management team;

•
designated members of the Valuation and Pricing Committee, or as delegated to the Adviser and Interim Sub-Adviser, will review and comment on the preliminary valuation provided by the independent third-party valuation firm;

•
the Valuation and Pricing Committee will meet with members of the Adviser's and Interim Sub-Adviser's management teams and the independent third-party valuation specialist to discuss the results provided by the independent valuation firm; and

•
the board of directors will discuss the valuation and will determine the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Adviser and Interim Sub-Adviser, the Valuation and Pricing Committee, and the third-party valuation specialist.

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
Organizational Costs
Organizational costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. Until the Company achieved the minimum offering requirement in the Offering, all organizational costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable for the advanced organizational costs, subject to the terms of the expense support and conditional reimbursement agreement, as discussed in Note 5. Related Party Transactions. Organizational costs were expensed when the Company became liable, and are included on the statements of assets and liabilities as a component of due to affiliates. For the six months ended June 30, 2016 Griffin Capital and its affiliates incurred $7,322 of organizational costs, none of which was incurred in the three months ended June 30, 2016. No organizational costs were incurred for the three and six months ended June 30, 2017.
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
Beginning with the taxable year ended December 31, 2015, the Company has elected to be taxed as a RIC. The determination of any permanent or temporary differences, as well as the tax basis of distributable earnings/(deficit), tax character of distributions paid, and tax basis of investments cost and unrealized appreciation/depreciation will not be known until the completion of the tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2017 or December 31, 2016.
Recently Issued Accounting Pronouncements
In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s financial statements and related disclosures.

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
Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2017 (with corresponding percentage of total portfolio investments):

	As of June 30, 2017
	Investments at Amortized Cost	Percentage of Amortized Cost	Investments at Fair Value	Percentage of Fair Value
Senior Secured Loans - First Lien	$21,262,666	67.3%	$21,206,845	66.9%
Senior Secured Loans - Second Lien	5,136,792	16.3	4,899,602	15.5
Senior Secured Bonds	1,727,649	5.5	1,802,853	5.7
Senior Unsecured Debt	3,433,819	10.9	3,741,622	11.8
Equity/Other	8,497	NM (1)	22,133	0.1
Total	$31,569,423	100.0%	$31,673,055	100.0%
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
__________________
(1) Not meaningful.

The following table shows the composition by industry grouping based on fair value as of June 30, 2017:

	As of June 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$8,665,837	27.4%
Telecom	4,343,792	13.7
Technology	2,294,450	7.2
Healthcare - Products	1,990,955	6.3
Healthcare	1,916,273	6.0
Entertainment	1,827,008	5.8
Pharmaceuticals	1,774,048	5.6
Health Facilities	1,678,957	5.3
Financial Services	1,674,786	5.3
Cable	1,202,035	3.8
Environmental	925,525	2.9
Chemicals	893,250	2.8
Food - Wholesale	855,265	2.7
Media - Broadcast	755,672	2.4
Software/Services	400,773	1.3
Retail	260,733	0.8
Energy - Exploration & Production	92,020	0.3
Consumer Products	69,481	0.2
Newspaper	52,195	0.2
Total	$31,673,055	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,830,269	32.3%
Telecom	4,529,812	12.4
Technology	3,247,828	8.9
Healthcare	2,286,095	6.2
Healthcare - Products	1,990,013	5.4
Pharmaceuticals	1,783,626	4.9
Financial Services	1,722,275	4.7
Health Facilities	1,672,169	4.6
Entertainment	1,332,246	3.6
Cable	1,186,250	3.2
Software/Services	1,058,394	2.9
Food - Wholesale	992,930	2.7
Chemicals	886,500	2.4
Environmental	847,853	2.3
Media - Broadcast	738,209	2.0
Retail	302,871	0.8
Energy - Exploration & Production	95,320	0.3
Consumer Products	78,076	0.2
Newspaper	61,637	0.2
Total	$36,642,373	100.0%
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
As of June 30, 2017, there was one investment on non-accrual status with a fair value of $0.1 million. As of December 31, 2016, there were no delinquent investments or investments on non-accrual status.
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

The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio as of June 30, 2017 may differ significantly from values that would have been used had a readily available market for the securities existed.
The following table presents fair value measurements of investments, by major class, as of June 30, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$10,664,159	$10,542,686	$21,206,845
Senior Secured Loans - Second Lien	—	2,850,856	2,048,746	4,899,602
Senior Secured Bonds	—	1,802,853	—	1,802,853
Senior Unsecured Debt	—	3,741,622	—	3,741,622
Equity/Other	—	—	22,133	22,133
Total	$—	$19,059,490	$12,613,565	$31,673,055

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$16,249,070	$9,079,892	$25,328,962
Senior Secured Loans - Second Lien	—	4,722,313	—	4,722,313
Senior Secured Bonds	—	1,767,250	—	1,767,250
Senior Unsecured Debt	—	4,803,840	—	4,803,840
Equity/Other	—	—	20,008	20,008
Total	$—	$27,542,473	$9,099,900	$36,642,373

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2017:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Total
Balance as of December 31, 2016	$9,079,892	$—	$20,008	$9,099,900
Net change in unrealized appreciation on investments	68,078	62,446	2,125	132,649
Purchases and other adjustments to cost (1)	88,696	447,721	—	536,417
Sales and repayments (1)	(3,343,159)	(77,684)	—	(3,420,843)
Net realized gain from investments	3,452	517	—	3,969
Net transfers in	4,645,727	1,615,746	—	6,261,473
Balance as of June 30, 2017	$10,542,686	$2,048,746	$22,133	$12,613,565
_______________________
(1) Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the year.
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period of which they occur. During the six months ended June 30, 2017, the Company recorded no transfers from Level 3 to Level 2. During the six months ended June 30, 2017, the Company recorded $6.3 million in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.
The net change in unrealized appreciation for the six months ended June 30, 2017 attributable to Level 3 investments still held at June 30, 2017 is $0.1 million and is included in net change in unrealized appreciation (depreciation) on investments on the statements of operations.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity/Other	Total
Balance as of December 31, 2015	$3,536,724	$1,139,783	$397,916	$8,497	$5,082,920
Net change in unrealized appreciation on investments	176,407	—	—	11,511	187,918
Purchases and other adjustments to cost (1)	6,618,961	—	—	—	6,618,961
Sales and repayments (1)	(96,620)	—	—	—	(96,620)
Net realized gain from investments	1,309	—	—	—	1,309
Net transfers out	(1,156,889)	(1,139,783)	(397,916)	—	(2,694,588)
Balance as of December 31, 2016	$9,079,892	$—	$—	$20,008	$9,099,900
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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used by the Company's independent third-party valuation specialist to value the Level 3 investments as of June 30, 2017, which consisted of eighteen senior secured first lien loans, two senior secured second lien loans and one equity investment. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured Loans - First Lien	$10,542,686	Discounted Cash Flow Approach	Discount Rate	6.94%	26.92%	9.44%
Senior Secured Loans - Second Lien	$2,048,746	Discounted Cash Flow Approach	Discount Rate	10.33%	10.64%	10.61%
Equity/Other	$22,133	Discounted Cash Flow Approach	Discount Rate	11.22%	11.22%	11.22%
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
Note 5. Related Party Transactions
The following table summarizes the offering, organizational, and operating costs incurred by, and fees earned by, the Adviser as of June 30, 2017 and December 31, 2016. These amounts are included in due to affiliates on the statements of assets and liabilities, net of certain due to affiliate amounts that were otherwise used as an offset against expense support amounts computed pursuant to the expense support and conditional reimbursement agreement, as discussed below.

	As of June 30, 2017	As of December 31, 2016
Organizational costs	$451,428	$451,428
Offering costs	2,144,372	2,144,372
General & administrative	163,967	163,792
Directors fees	117,192	117,192
Professional fees	222,909	221,985
Insurance and technology expenses	355,322	355,322
Base management fees earned	589,008	233,034
Total due to affiliates, before expense reimbursement	4,044,198	3,687,125
Expense reimbursement	(2,855,950)	(2,499,976)
Total due to affiliates, net of reimbursement	$1,188,248	$1,187,149

The Company entered into an investment advisory agreement, dated January 16, 2015, with GBA (the "Investment Advisory Agreement"). Pursuant to the Investment Advisory Agreement, GBA will be paid a base management fee and certain incentive fees, if applicable. Additionally, GBA and the Company entered into an Interim Investment Sub-Advisory Agreement, dated August 1, 2017, with BCSF (the "Interim Investment Sub-Advisory Agreement"). See Note 11, Subsequent Events.
On May 4, 2017, the board of directors, including a majority of directors who are considered independent under the rules promulgated by the NYSE and who are not “interested" as that term is defined by the 1940 Act, present at an in-person meeting, approved an additional one year extension of the Investment Advisory Agreement between the Company and Adviser.
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
Base Management Fee
The base management fee will be calculated at an annual rate of 2.0% of the Company's gross assets, excluding cash and cash equivalents and other non-investment assets, and payable quarterly in arrears. The base management fee may or may not be taken in whole or in part at the discretion of GBA. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such other quarter prior to the occurrence of a liquidity event as GBA may determine. Further, GBA may apply the management fee against any amount due from affiliates. For the three and six months ended June 30, 2017, the Company incurred $0.2 million and $0.3 million, respectively, in base management fees. For the three and six months ended June 30, 2016, the Company incurred approximately $0.1 million and approximately $0.2 million, respectively, in base management fees.
Incentive Fees on Income
The incentive fee on income is calculated and payable quarterly in arrears based upon the Company's "pre-incentive fee net investment income" for the immediately preceding quarter, and subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.0% annualized), subject to a "catch up" feature, as defined. No incentive fee on income will be payable in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% on adjusted capital. For any calendar quarter in which pre-incentive fee net investment income is greater than the quarterly hurdle rate, but less than or equal to 2.1875%, the incentive fee on income will equal the amount of pre-incentive fee net investment income in excess of the quarterly hurdle rate. This portion of the incentive fee is referred to as the catch-up and provides an increasing fee, equal to 100% of the pre-incentive fee net investment income, between a 1.75% to a 2.1875% quarterly return on adjusted capital. For any calendar quarter in which the pre-incentive fee net investment income exceeds 2.1875% of adjusted capital, the incentive fee on income will equal 20.0% of pre-incentive fee net investment income. For purposes of this fee, adjusted capital will mean cumulative gross proceeds generated from issuances of the Company's common stock, including its DRP, reduced for distributions to investors that represent a return of capital and amounts paid for share repurchases pursuant to the Company's share repurchase program, if any. No incentive fees on income were incurred for the three and six months ended June 30, 2017 and June 30, 2016.
Incentive Fee on Capital Gains
An incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) and will equal 20.0% of the Company's realized capital gains on a cumulative basis from inception, calculated as of the application period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. For the three and six months ended June 30, 2017, the Company had a reduction in incentive fees, based on net realized and unrealized losses, of approximately $21,000 and $4,000, respectively. No incentive fees on capital gains were incurred for the three and six months ended June 30, 2016.
In accordance with U.S. GAAP, the Company is required to include the aggregate unrealized appreciation on investments in the calculation and accrue a capital gains incentive fee as if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of both June 30, 2017 and December 31, 2016, a payable for incentive fees of $0.1 million was included as a liability under the management and incentive fees payable to affiliate, on the statements of assets and liabilities. No accrual was recorded for the three and six months ended June 30, 2016.
Organizational and Offering Costs
The Company incurred organizational and offering costs (including reimbursement of costs incurred by Griffin Capital and its affiliates) of approximately 1.5% of the gross proceeds from the Offering. Until the Company achieved the minimum offering requirement in the Offering, all offering costs were funded by Griffin Capital and its affiliates. On May 1, 2015, the Company raised the minimum offering requirement and became liable, subject to the expense support and conditional reimbursement agreement, to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. From inception through June 30, 2017, Griffin Capital and its affiliates incurred offering and organizational costs of approximately $2.1 million and $0.5 million, respectively.
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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016 (4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016 (4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016 (4)	35,603	—	0.62%	7.65%	September 30, 2019
December 31, 2016 (4)	127,354	—	1.21%	7.65%	December 31, 2019
March 31, 2017 (5)	240,208	—	0.55%	7.65%	March 31, 2020
June 30, 2017 (5)	465,562	—	0.82%	7.65%	June 30, 2020
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

(5)
In the months of January through June, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002055 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of the Company’s expenses in future quarters. Since inception, GBA has supported approximately $4.3 million of the Company's operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the three and six months ended June 30, 2017, total support of $0.5 million and $0.7 million, respectively, is included on the statements of operations as an expense reimbursement. Approximately $0.5 million is reflected as a capital contribution on the statements of changes in net assets as distribution support for the six months ended June 30, 2016. No distribution support was contributed for the six months ended June 30, 2017. As of June 30, 2017, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services
Griffin Capital BDC Administrator will provide the Company with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which the Griffin Capital BDC Administrator will also furnish the Company with administrative services necessary to conduct its day-to-day operations. The Griffin Capital BDC Administrator will be reimbursed for administrative expenses it incurs on the Company's behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse the Griffin Capital BDC Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in the Griffin Capital BDC Administrator. Pursuant to the Administration Agreement, the Griffin Capital BDC Administrator at its sole discretion, may contract with third-party service providers. The cost of the third-party service providers will be an obligation of the Griffin Capital BDC Administrator. The Company will not incur the costs from the Griffin Capital BDC Administrator and the third-party provider for similar services. As of June 30, 2017 and December 31, 2016, the Griffin Capital BDC Administrator waived reimbursement for the cost of any administrative services provided.
As of June 30, 2017 and December 31, 2016, GBA incurred certain expenses on behalf of the Company, including directors fees, insurance and technology expenses, professional fees and other general and administrative expenses, of approximately $0.9 million and $0.9 million, respectively. Benefit Street was responsible for half of the expenses incurred by GBA up to March 6, 2017. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the Amended ESA described above.
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager on December 11, 2014, which entitled the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Offering, which was a 7.0% commission of gross proceeds. In addition, the Dealer Manager received a dealer manager fee up to 3.0% of gross proceeds from shares sold in the Offering. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. From January 1, 2016 to March 15, 2016 (the date of the suspension of the Offering), the Company paid dealer manager fees of $0.4 million and sales commissions of $1.0 million. No other dealer manager fees have been paid subsequent to the suspension of the Offering.
License Agreements
The Company has entered into a license agreement with Griffin Capital under which Griffin Capital has granted the Company a non-exclusive, royalty-free license to use the name "Griffin." The Company has a right to use the "Griffin" name for so long as GBA or one of its affiliates remains the Company's investment adviser. The Company's right to use the "Benefit Street Partners" name ended upon termination of the previous sub-advisor agreement. The Company's new name is Griffin Capital BDC Corp. See Note 11, Subsequent Events. Other than with respect to the limited license, the Company has no legal right to the "Griffin" name.
Conflicts of Interest
The Company's executive officers and certain of the Company's directors and other finance professionals of Griffin Capital and their affiliates also serve as executives of GBA. Mr. Shields controls the trust that is the sole member of Griffin Capital. In addition, the Company's executive officers and directors and the members of GBA and members of the investment committee of GBA serve or may serve as officers, directors or principals of entities that operate in the same, or related, line of business as the Company or of investment funds, accounts or other investment vehicles managed by the Company's affiliates. These investment funds, accounts or other investment vehicles may have investment objectives similar to the Company's investment objective. The Company may compete with entities managed by GBA and its affiliates for capital and investment opportunities. As a result, the Company may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by GBA or its affiliates or by members of the investment committee. However, in order to fulfill its fiduciary duties to each of its clients, GBA intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with GBA's allocation policy, investment objective and strategies so that the Company is not disadvantaged in relation to any other client.

The Interim Sub-Adviser and its affiliates may manage or advise multiple investment vehicles or accounts that have investment objectives that are similar to the Company and that may seek to make investments or sell investments in the same securities or other instruments, sectors or strategies as the Company. The Interim Sub-Adviser is the sub-adviser to the Griffin Institutional Access Credit Fund. This may create potential conflicts, particularly in circumstances where the availability of such investment opportunities is limited (e.g., in local and emerging markets, high yield securities, fixed income securities, regulated industries, small capitalization and initial public offerings/new issues) or where the liquidity of such investment opportunities is limited. From time to time, the Interim Sub-Adviser may determine to refer certain conflicts of interest to Bain Capital’s Allocation Committee (the “Allocation Committee”), comprised of senior Bain Capital personnel, for review and resolution, particularly in situations where the Interim Sub-Adviser and other affiliated investment advisers are unable to resolve such conflicts. Similarly, the Allocation Committee may in its sole discretion determine to review and make determinations regarding certain conflicts of interest.

The Interim Sub-Adviser does not receive performance-based compensation in respect of its investment management activities on behalf of the Company, but may simultaneously manage other investment vehicles or accounts for which the Interim Sub-Adviser receives greater fees or other compensation (including performance-based fees or allocations) than they receive in respect of the Company. The simultaneous management of other investment vehicles or accounts that pay greater fees or other compensation than the Company may create a conflict of interest as the Interim Sub-Adviser may have an incentive to favor accounts with the potential to receive greater fees. For instance, the Interim Sub-Adviser may be faced with a conflict of interest when allocating scarce investment opportunities given the possibly greater fees from accounts that pay performance-based fees. To address these types of conflicts, the Interim Sub-Adviser has adopted policies and procedures under which it will allocate investment opportunities in a manner that it believes is consistent with their obligations as investment advisers. However, the amount, timing, structuring or terms of an investment by the Company may differ from, and performance may be lower than, the investments and performance of other investment vehicles or accounts.

Some of the material conflicts that GBA, BCSF or the Dealer Manager or its affiliates may face are (1) competing demand for time of GBA and BCSF executive officers and other key personnel and affiliated entities; and (2) influence of the fee structure under GBA's agreement that could result in actions not necessarily in the long-term best interest of the stockholders.

In an order dated June 23, 2015, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Previous Sub-Adviser. Among other things, the relief requires our independent directors to review and approve each initial co-investment.

Note 6. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. The par amounts of the unfunded commitments are not recognized by the Company until the commitment is funded. As of June 30, 2017 and December 31, 2016, the Company had approximately $1.6 million and $1.7 million, respectively, of unfunded commitments under loan and financing agreements as follows:

	June 30, 2017	December 31, 2016
MyEyeDr - Delayed Draw	$1,200,000	$1,200,000
MyEyeDr - Revolver	43,000	43,000
Santek Waste Services - Delayed Draw	57,105	117,987
Santek Waste Services - Revolver	66,000	66,000
Asset International - Delayed Draw	135,200	135,200
Asset International - Revolver	67,500	67,500
Bahakel Communications, Ltd.	34,500	34,500
Bahakel Communications, Ltd. - Revolver	10,500	14,000
Rue21, Inc. - Delayed Draw	15,135	—
Total Unfunded Commitments	1,628,940	1,678,187
The unrealized gain or loss on the discount associated with the unfunded commitments is recorded on the statements of assets and liabilities as discount for unfunded commitments and on the statements of operations as net change in unrealized appreciation (depreciation) on unfunded investments. As of June 30, 2017, the discount for unfunded commitments was $6,123, which is reflected as a component of liabilities on the statements of assets and liabilities. For the three and six months ended June 30, 2017, the net change in unrealized appreciation (depreciation) on unfunded investments was $(6,641) and $7,198, respectively.
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

Note 7. Common Stock
As of March 15, 2016, the Company had issued 4,563,196 shares of common stock outstanding which represents gross offering proceeds of approximately $44.8 million, including shares issued in the private placement and 60,369 shares issued pursuant to the DRP, which amount remained unchanged as of June 30, 2017.
On March 15, 2016, the Company’s board of directors determined that it is in the Company’s and its stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that market conditions, at the time, and the Company’s current structure was not conducive to continuing the Offering.
The Company's transfer agent ceased accepting subscriptions received on or after March 15, 2016, and issued refunds for all subscriptions received on or after March 4, 2016. The Company also sent written notification to its stockholders that the DRP was suspended, effective March 15, 2016.
Note 8. Per Share Information
Basic increase (decrease) in net assets resulting from operations per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2017.
The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2017 and June 30, 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted
Net increase in net assets resulting from operations	$642,769	$585,469	$1,484,102	$798,922
Weighted average common stock outstanding	4,563,196	4,563,196	4,563,196	4,245,233
Net increase in net assets per share resulting from operations	$0.14	$0.13	$0.33	$0.19

The table below shows changes in the Company's offering price and distribution rates since January 1, 2016.

Declaration Date		Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
December 21, 2015		$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016		$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016		$9.80	March 1, 2016	$0.002049	7.65%	(1)
March 23, 2016	$	N/A	April 1, 2016	$0.002049	7.65%	(1)
April 28, 2016	$	N/A	May 1, 2016	$0.002049	7.65%	(1)
May 11, 2016	$	N/A	June 1, 2016	$0.002049	7.65%	(1)
June 27, 2016	$	N/A	July 1, 2016	$0.002049	7.65%	(1)
July 29, 2016	$	N/A	August 1, 2016	$0.002049	7.65%	(1)
August 11, 2016	$	N/A	September 1, 2016	$0.002049	7.65%	(1)
September 28, 2016	$	N/A	October 1, 2016	$0.002049	7.65%	(1)
October 28, 2016	$	N/A	November 1, 2016	$0.002049	7.65%	(1)
November 9, 2016	$	N/A	December 1, 2016	$0.002049	7.65%	(1)
December 13, 2016	$	N/A	January 1, 2017	$0.002055	7.65%	(2)
January 27, 2017	$	N/A	February 1, 2017	$0.002055	7.65%	(2)
February 27, 2017	$	N/A	March 1, 2017	$0.002055	7.65%	(2)
March 29, 2017	$	N/A	April 1, 2017	$0.002055	7.65%	(2)
April 28, 2017	$	N/A	May 1, 2017	$0.002055	7.65%	(2)
May 4, 2017	$	N/A	June 1, 2017	$0.002055	7.65%	(2)
June 30, 2017	$	N/A	July 1, 2017	$0.002055	7.65%	(2)
__________________
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
(2) Effective January 1, 2017, the board of directors declared the amount of daily cash distributions payable to stockholders to be $0.002055 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80). The board of directors maintained such rate through June 30, 2017.

Note 9. Distributions
For the six months ended June 30, 2017, the Company had declared approximately $1.7 million in stockholder distributions. Approximately $1.7 million of these distributions were declared and paid or payable in cash and none were in shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash Accrued
January 31, 2017	February 1, 2017	$290,703
February 28, 2017	March 1, 2017	262,571
March 31, 2017	April 1, 2017	290,704
April 30, 2017	May 1, 2017	281,325
May 31, 2017	June 1, 2017	290,704
June 30, 2017	July 1, 2017	281,326
		$1,697,333
For the six months ended June 30, 2016, the Company had declared approximately $1.6 million in stockholder distributions. Approximately $1.4 million of these distributions were declared and paid or payable in cash and $0.2 million in shares issued pursuant to the DRP.

Record Date	Payment Date	Distributions Paid in Cash/Accrued	Distributions Paid Through the DRP		Total Distributions Paid/ Accrued
January 31, 2016	February 1, 2016	$103,281	$108,650		$211,931
February 29, 2016	March 1, 2016	112,704	119,696		232,400
March 31, 2016	April 1, 2016	288,199	—	(1)	288,199
April 30, 2016	May 1, 2016	$280,502	$—		$280,502
May 31, 2016	June 1, 2016	$289,852	$—		$289,852
June 30, 2016	July 1, 2016	$280,502	$—		$280,502
		$1,355,040	$228,346		$1,583,386
_____________________
(1) Effective March 15, 2016, the Company's board of directors determined that it was in the Company's and its stockholders' best interest to suspend the offering and the DRP. Beginning with the month of March, all distributions were paid in cash.
Distributions in excess of the Company's current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Of the dividends declared during the six months ended June 30, 2017, 100% were distributions derived from the Company's current and accumulated earnings and profits, on a U.S. GAAP basis and not considered a return on capital. Of the dividends declared during the six months ended June 30, 2016, 100% were distributions derived from the Company's current and accumulated earnings and profits, on a U.S. GAAP basis and were not considered a return on capital. There can be no certainty to stockholders that this determination is representative of the tax attributes of our 2017 distributions to stockholders.
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

Note 10. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended June 30,
	2017	2016
Per share data: (1)
Net asset value, beginning of period	$8.61	$8.61

Results of operations
Net investment income	0.33	0.13
Net realized gain from investments	0.07	0.06
Net change in unrealized depreciation on investments	(0.07)	—
Net increase in net assets resulting from operations	0.33	0.19

Stockholder distributions (2)
Distributions from investment income and realized gains	(0.37)	(0.37)
Net decrease in net assets resulting from stockholder distributions	(0.37)	(0.37)

Capital share transactions
Issuance of common stock (3)	—	0.17
Net increase in net assets resulting from capital share transactions	—	0.17
Other (4)	(0.01)	0.01
Net asset value, end of period	$8.56	$8.61

Shares outstanding at end of period	4,563,196	4,563,196
Weighted average shares at end of period	4,563,196	4,245,233
Total return (9)	3.79%	4.37%
Ratio/Supplemental data:
Net assets, end of period	39,055,723	39,289,749
Ratio of net investment income (loss) to average net assets (5)(7)(8)	7.69%	6.94%
Ratio of operating expenses to average net assets (5)(7)(8)	0.89%	(0.52)%
Portfolio turnover rate (6)	10.71%	26.42%
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
(5) For the six months ended June 30, 2017, excluding the expense support and conditional reimbursement and the incentive fee waiver, the ratio of net investment income and operating expenses to average net assets was 4.06% and 4.52%, respectively. For the six months ended June 30, 2016, excluding the expense support and conditional reimbursement, the ratio of net investment income and operating expenses to average net assets is (1.89)% and 8.31%, respectively.

(6) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(7)The Company's ratio of net investment income to average net assets and ratio of total expenses to average net assets have been annualized for the six months ended June 30, 2017 and June 30, 2016.
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

Departure of Director

On July 20, 2017, Richard J. Byrne, a director of the Company and an officer of Benefit Street, informed the Company of his resignation as a director of the Company effective July 31, 2017. Mr. Byrne's resignation is not due to any disagreement on any matter relating to the Company’s operations, policies or practices. Mr. Byrne served as a director of the Company since its formation in May 2014.
Termination of Sub-Advisory Agreement with Benefit Street
On July 28, 2017, the Company’s board of directors terminated effective as of July 31, 2017, the Investment Sub-Advisory Agreement, dated January 16, 2015, by and among GBA, Benefit Street and the Company. Benefit Street and GBA were unable to come to terms to extend the term of the Letter of Agreement, dated March 6, 2017, among Griffin Capital, GBA and Benefit Street, under which Benefit Street was serving as sub-advisor to the Company through July 31, 2017.
Appointment of BCSF, an affiliate of Bain Capital Credit, LP, as Interim Sub-Adviser
On July 28, 2017, the Company’s board of directors approved the appointment of BCSF as Interim Sub-Adviser, under Rule 15a-4 of the 1940 Act, effective as of August 1, 2017. The board, including all of the directors who are not "interested persons" as defined in the 1940 Act, also approved the Interim Sub-Advisory Agreement, dated August 1, 2017, by and among BCSF, GBA and the Company.

Except as noted below, the terms of the Interim Sub-Advisory Agreement are substantially similar to the previous sub-advisory agreement with Benefit Street. Under the terms of the Interim Sub-Advisory Agreement, BCSF will assist GBA with the management of the Company's activities and operations.

Under the terms of the Interim Sub-Advisory Agreement, BCSF will be responsible for:

•
providing portfolio management services on a discretionary basis, subject to the investment objective and strategies of the Company as set forth in the Registration Statement of the Company on Form N-2 and any additional investment limitations that GBA and BCSF may agree to from time to time;

•
placing orders with respect to, and arrange for, any investment, including but not limited to, entering into block trades and swaps as necessary, in accordance with applicable law, including rules and regulations promulgated by the U.S. Commodity Futures Trading Commission;

•	identifying, evaluating and negotiating the structure of the Company’s investments;

•	monitoring and servicing the Company’s investments;

•	performing due diligence on prospective investments and portfolio companies;

•
upon the reasonable request by GBA or the Company, providing the Company and/or GBA (as necessary) with such records concerning the BCSF’s activities with respect to the Interim Sub-Advisory Agreement which the Company or GBA is required to maintain under applicable law or regulation; and

•
assisting GBA, upon GBA’s reasonable request from time to time, in performing GBA’s other duties under the Investment Advisory Agreement, subject to any limitations contained in the Interim Sub-Advisory Agreement and/or applicable law.

BCSF will only provide the services expressly set forth in the Interim Sub-Advisory Agreement and will not be responsible for the provision of any other administrative and/or management services (including, without limitation, services to ensure that the Company is operated in compliance with applicable law and regulatory requirements).

The Interim Sub-Advisory Agreement provides that BCSF will receive from GBA a portion of all management and incentive fees payable to GBA under the investment advisory agreement. On an annualized basis, BCSF will be paid by GBA 50% of the fees payable to GBA under the Investment Advisory Agreement. Except as required by applicable law, rule or regulation, any deferral, reduction, waiver or other modification of the fees to be paid to GBA (including, without limitation, the manner and timing by which such fees are paid or payable to GBA) will require the prior written consent of BCSF. The compensation terms of the Interim Sub-Advisory Agreement are modified by the letter agreement dated July 31, 2017, by and among BCSF, GBA and Griffin Capital (the "Letter Agreement"), which provides that Griffin Capital will pay to BCSF an asset management fee equal to $100,000 per month, payable monthly in arrears within five (5) business days following the last business day of each month, which fee shall be prorated for any partial month in which the Letter Agreement terminates. Such terms and compensation are not materially different from the previous agreement between GBA and Benefit Street. Notwithstanding any provision of the Interim Sub-Advisory Agreement to the contrary, under the Letter Agreement, BCSF shall have no obligation to share in or otherwise bear any expense or distribution support payment obligations with respect to BCSF’s services pursuant to the Interim Sub-Advisory Agreement. Further, notwithstanding any provision of the Interim Sub-Advisory Agreement to the contrary, under the Letter Agreement, BCSF shall not be entitled to any fees, payments or compensation whatsoever under the Interim Sub-Advisory Agreement for its services as the Interim Sub-Adviser to the Company, other than pursuant to the Letter Agreement.

BCSF assumes no obligation with respect to, and will not be responsible for, the Company's expenses or the expenses of GBA. BCSF will pay all expenses incurred by it in connection with the activities it undertakes to meet its obligations under the Interim Sub-Advisory Agreement. GBA will cause BCSF to be reimbursed by the Company to the same extent as such expenses would be reimbursable to GBA under the Investment Advisory Agreement had such expenses been incurred by GBA.

Unless earlier terminated, the Interim Sub-Advisory Agreement shall continue on an interim basis until the earlier of (i) 150 calendar days from August 1, 2017 or such later date as may be consistent with the 1940 Act, rules and regulations thereunder or exemptive relief or interpretive positions of the staff of the SEC or (ii) the effective date of a new sub-advisory agreement between the Company and the Interim Sub-Adviser, if any, that has been approved by a majority of the Company’s outstanding voting securities.

Amendment of Charter and Name Change

On July 28, 2017, the Company’s board of directors adopted an amendment to the Company's First Articles of Amendment and Restatement (the "Charter Amendment") to change the Company's name from Griffin-Benefit Street Partners BDC Corp. to Griffin Capital BDC Corp. The Charter Amendment was filed with the Maryland State Department of Assessments and Taxation on July 28, 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to "we," "us,", "our," or the "Company," refer to Griffin Capital BDC Corp.
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
We and GBA oversee the management of our activities and are responsible for making investment decisions for our portfolio. Prior to July 31, 2017, We and GBA engaged Benefit Street Partners L.L.C. ("Benefit Street" or "Previous Sub-Adviser"), which is a registered investment adviser under the Advisers Act and an affiliate of Providence. Benefit Street assists GBA with the management of our activities and operations. Beginning August 1, 2017, we engaged BCSF Advisors, LP (the "Interim Sub-Advisor" or "BCSF"), an affiliate of Bain Capital Credit, LP, as an Interim Sub-Advisor pursuant to Rule 15a-4 of the Investment Company Act of 1940. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, GBA, subject to ultimate oversight by our board of directors. We elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code beginning with the taxable year ended December 31, 2015.
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

On July 25, 2014 and July 28, 2014, pursuant to a private placement, GBA and Benefit Street, respectively, each contributed $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, for an aggregate of $0.2 million and 22,222 shares. GBA will not tender its shares for repurchase as long as it remains the investment adviser. On January 20, 2015, we began offering on a continuous basis up to $1.5 billion in shares of common stock, which we began offering at an initial offering price of $10.00 per share (the "Offering"). On December 23, 2015, we decreased our public offering price from $10.00 per share to $9.80 per share, in accordance with our pricing policy.
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
On March 29, 2017 and May 4, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization (the “Agreement”) with Griffin Institutional Access Credit Fund, a Delaware statutory trust (“GIA Credit Fund”), pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund and the assumption by GIA Credit Fund of all of our liabilities (the “Reorganization”) in exchange for shares of GIA Credit Fund (“Reorganization Shares”). We executed the Agreement on May 5, 2017.
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
The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by our stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either us or GIA Credit Fund, and compliance by us and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that has been filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.
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
There is no guarantee that the Reorganization will be consummated. If the shareholders approve the reorganization, we plan to consummate the transaction in the third quarter of 2017.
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
Portfolio and Investment Activity
During the three months ended June 30, 2017, we made approximately $0.3 million of investments in portfolio companies and had approximately $4.0 million of repayments, resulting in net repayments at amortized cost of approximately $3.7 million for the period. During the three months ended June 30, 2016, we made approximately $7.2 million of investments in portfolio companies and had approximately $4.1 million of repayments, resulting in net investments at amortized cost of approximately $3.1 million for the period.
During the six months ended June 30, 2017, we made approximately $3.7 million of investments in portfolio companies and had approximately $8.8 million of repayments, resulting in net repayments at amortized cost of approximately $5.1 million for the period. During the six months ended June 30, 2016, we made approximately $14.1 million of investments in portfolio companies and had approximately $6.0 million of repayments, resulting in net investments at amortized cost of approximately $8.1 million for the period. See Note 3, Investments, to the financial statements.
Our portfolio composition, based on fair value at June 30, 2017, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$21,206,845	66.9%	7.2%
Senior Secured Loans - Second Lien	4,899,602	15.5	10.2
Senior Secured Bonds	1,802,853	5.7	9.0
Senior Unsecured Debt	3,741,622	11.8	10.3
Equity/Other	22,133	0.1	N/A
Total	$31,673,055	100.0%	8.1%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

Our portfolio composition, based on fair value at December 31, 2016, was as follows:

	Investments at Fair Value	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured Loans - First Lien	$25,328,962	69.1%	7.4%
Senior Secured Loans - Second Lien	4,722,313	12.9	10.0
Senior Secured Bonds	1,767,250	4.8	9.0
Senior Unsecured Debt	4,803,840	13.1	10.3
Equity/Other	20,008	0.1	N/A
Total	$36,642,373	100.0%	8.2%
_________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

The following table shows the composition by industry grouping based on fair value as of June 30, 2017:

	As of June 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$8,665,837	27.4%
Telecom	4,343,792	13.7
Technology	2,294,450	7.2
Healthcare - Products	1,990,955	6.3
Healthcare	1,916,273	6.0
Entertainment	1,827,008	5.8
Pharmaceuticals	1,774,048	5.6
Health Facilities	1,678,957	5.3
Financial Services	1,674,786	5.3
Cable	1,202,035	3.8
Environmental	925,525	2.9
Chemicals	893,250	2.8
Food - Wholesale	855,265	2.7
Media - Broadcast	755,672	2.4
Software/Services	400,773	1.3
Retail	260,733	0.8
Energy - Exploration & Production	92,020	0.3
Consumer Products	69,481	0.2
Newspaper	52,195	0.2
Total	$31,673,055	100.0%

The following table shows the composition by industry grouping based on fair value as of December 31, 2016:

	As of December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$11,830,269	32.3%
Telecom	4,529,812	12.4
Technology	3,247,828	8.9
Healthcare	2,286,095	6.2
Healthcare - Products	1,990,013	5.4
Pharmaceuticals	1,783,626	4.9
Financial Services	1,722,275	4.7
Health Facilities	1,672,169	4.6
Entertainment	1,332,246	3.6
Cable	1,186,250	3.2
Software/Services	1,058,394	2.9
Food - Wholesale	992,930	2.7
Chemicals	886,500	2.4
Environmental	847,853	2.3
Media - Broadcast	738,209	2.0
Retail	302,871	0.8
Energy - Exploration & Production	95,320	0.3
Consumer Products	78,076	0.2
Newspaper	61,637	0.2
Total	$36,642,373	100.0%

Results of Operations
Operating results for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$753,345	$610,837	$1,668,041	$1,114,240
Total expenses, net of reimbursement	—	224,971	170,414	561,222
Net investment income	$753,345	$385,866	$1,497,627	$553,018
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

For the three and six months ended June 30, 2017, total investment income was $0.8 million and $1.7 million, respectively, and was attributable to interest income from investments in portfolio companies. As of June 30, 2017, the average portfolio fair value was approximately $34.2 million, with a 8.1% weighted average current yield. For the three and six months ended June 30, 2016, total investment income was $0.6 million and $1.1 million, respectively, and was attributable to interest income from investments in portfolio companies. As of June 30, 2016, the average portfolio fair value was approximately $22.4 million, with a 8.4% weighted average current yield. The average portfolio fair value was calculated based on average investments at fair value using current quarter's and prior year's investments at fair value.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2017 and June 30, 2016 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Base management fees	$167,369	$124,658	$345,152	$227,766
Incentive fees	(20,787)	—	(4,145)	—
Organizational costs	—	—	—	7,322
General & administrative	106,123	132,687	179,562	211,139
Amortization of offering costs	—	—	—	1,288,646
Professional fees	134,089	71,021	188,026	180,490
Insurance expense	43,268	49,637	86,589	98,728
Directors fees	35,500	36,549	81,000	80,019
Total expenses before reimbursement	465,562	414,552	876,184	2,094,110
Expense reimbursement	(465,562)	(189,581)	(705,770)	(1,532,888)
Total expenses, net of reimbursement	$—	$224,971	$170,414	$561,222
Our primary operating expenses include the costs associated with: (i) investment advisory fees, including base management fees and incentive fees, if any, to the Adviser, pursuant to our Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser and Previous Sub-Adviser in performing their respective administrative obligations under the Investment Advisory Agreement and Previous Investment Sub-Advisory Agreement, respectively; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See Note 5, Related Party Transactions of notes to the financial statements. GBA will be responsible for compensating BCSF under the Interim Sub-Advisory Agreement. See Note 11, Subsequent Events, to the financial statements. We will bear all other expenses of our operations and transactions, including (without limitation):

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

•
all other expenses incurred by GBA or us in connection with administering our business, including all expenses incurred by GBA or BCSF in performing their respective obligations under the Investment Advisory Agreement and Interim Investment Sub-Advisory Agreement, respectively, and the reimbursement of the compensation of our chief financial officer and chief compliance officer and their respective staffs paid by GBA, to the extent they are not controlling persons of GBA or any of its affiliates, subject to the limitations included in the Investment Advisory Agreement and Administration Agreement, as applicable.

For the three and six months ended June 30, 2017, we did not incur any organizational costs or amortization of offering costs. For the six months ended June 30, 2016, we incurred organization costs of approximately $7,322 and amortization of offering costs of approximately $1.3 million, which represented the write off of the remaining deferred offering costs. No organizational or offering costs were incurred for the three months ended June 30, 2016. As a result of raising the minimum offering proceeds on May 1, 2015, we became liable, subject to the expense support and conditional reimbursement agreement (as amended, the "ESA"), to reimburse Griffin Capital and its affiliates for these costs, if and when Griffin Capital and its affiliates submit such costs for reimbursement. These organizational and offering costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees as well as the legal fees and other costs pertaining to the preparation of our registration statement in connection with the Offering. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than regulatory pressures and national economic conditions affecting our portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the portfolio and the revenue or income to be derived from the operation of our assets.
Net Realized Gain from Investments
For the three and six months ended June 30, 2017, we had $4.0 million and $8.8 million, respectively, of principal repayments, resulting in $0.2 million and $0.3 million, respectively, in realized gains. For the three and six months ended June 30, 2016, we had $4.1 million and $6.0 million, respectively, of principal repayments, resulting in $(26,006) and $3,315, respectively, of realized gains (losses).
Net Change in Unrealized Appreciation (Depreciation) on Investments
For the three and six months ended June 30, 2017, our investments had $0.3 million million and $0.3 million of unrealized depreciation as a result of changes in market conditions. For the three and six months ended June 30, 2016, our investments had $0.2 million and $0.2 million of of unrealized appreciation as a result of changes in market conditions.
Changes in Net Assets from Operations
For the three and six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $0.6 million and $1.5 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2017, our per share net increase in net assets resulting from operations was $0.14 and $0.33, respectively. For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $0.6 million and $0.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2016, our per share net increase in net assets resulting from operations was $0.13 and $0.19, respectively.

Cash Flows for the Six Months Ended June 30, 2017
For the six months ended June 30, 2017, net cash provided by operating activities was approximately $2.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases and repayments of portfolio investments, among other factors. Cash flows provided by operating activities for the six months ended June 30, 2017 were primarily related to repayments of investments totaling approximately $8.8 million, partially offset by purchases of investments of $3.7 million and a decrease in unsettled trades of $3.4 million.
Net cash used in financing activities of approximately $1.7 million for the six months ended June 30, 2017 was related to distributions paid to stockholders of $1.7 million.

Cash Flows for the Six Months Ended June 30, 2016
For the six months ended June 30, 2016, net cash used in operating activities was approximately $4.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases and repayments of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2016 were primarily related to purchases of investments totaling approximately $14.1 million, offset by redemptions and repayments of $6.0 million, and unsettled trades of $3.9 million.
Net cash provided by financing activities of approximately $12.1 million for the six months ended June 30, 2016 was related to net proceeds from the issuance of common stock of approximately $13.1 million, offset mostly by distributions paid of $1.2 million.

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

Quarter Ended	Amount of Expense Payment Support	Amount Repaid to GBA	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
June 30, 2015	815,023	—	6.87%	7.50%	June 30, 2018
September 30, 2015	726,058	—	4.23%	7.50%	September 30, 2018
December 31, 2015	530,618	—	3.61%	7.50%	December 31, 2018
March 31, 2016(4)	1,543,113	—	0.71%	7.65%	March 31, 2019
June 30, 2016(4)	455,606	—	0.74%	7.65%	June 30, 2019
September 30, 2016(4)	35,603	—	0.62%	7.65%	September 30, 2019
December 31, 2016(4)	127,354	—	1.21%	7.65%	December 31, 2019
March 31, 2017(5)	240,208	—	0.55%	7.65%	March 31, 2020
June 30, 2017(5)	465,562	—	0.82%	7.65%	June 30, 2020
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

(5)
In the months of January through June, the board of directors maintained the amount of daily cash distributions payable to stockholders at $0.002055 per share (representing an annualized distribution rate of 7.5% based on share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80).

There can be no assurance that the Amended ESA will remain in effect or that GBA will reimburse any portion of our expenses in future quarters. Since inception, GBA has supported approximately $4.3 million of our operating expenses, including organizational and offering expenses, and approximately $0.7 million of distribution support pursuant to the Amended ESA, as well as other additional support. For the three and six months ended June 30, 2017 total support of $0.5 million and $0.7 million, respectively, is included on the statements of operations as an expense reimbursement. No distribution support was contributed for the six months ended June 30, 2017. As of June 30, 2017, the Company does not believe it is probable that it will generate sufficient excess cash to reimburse GBA for these advances over the next three years, pursuant to the terms of the Amended ESA.

Administrative Services
Griffin Capital BDC Administrator, LLC (our "Administrator") will provide us with general ledger accounting, fund accounting and investor relations and other administrative services pursuant to the Administration Agreement, under which our Administrator will also furnish us with administrative services necessary to conduct our day-to-day operations. Our Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in our Administrator. Pursuant to the Administration Agreement, our Administrator at its sole discretion, may contract with a third-party service providers. The cost of the third-party service providers will be an obligation of our Administrator. We will not incur the costs from both our Administrator and the third-party provider for similar services. As of June 30, 2017 and December 31, 2016, our Administrator waived reimbursement for the cost of any administrative services provided.
As of June 30, 2017 and December 31, 2016, GBA incurred certain expenses related to us, including directors fees, insurance and technology expenses, professional fees and other general and administrative expenses, of approximately $0.9 million and $0.9 million, respectively. Benefit Street was responsible for half of the expenses incurred by GBA up to March 6, 2017. GBA and Benefit Street are entitled to reimbursement of these expenses, subject to the limitations imposed under the Amended ESA described above.
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
Financial Condition, Liquidity and Capital Resources
On July 25, 2014 and July 28, 2014, pursuant to a private placement, each of GBA and Benefit Street, respectively, contributed an aggregate of $100,000 to purchase 11,111 shares of our common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. GBA will not tender its shares for repurchase as long as it remains the investment adviser. In connection with the private placement, we issued an aggregate of 22,222 shares of common stock for aggregate proceeds of approximately $0.2 million. On May 1, 2015, we achieved the minimum offering requirement and commenced operations. As of June 30, 2017, we have raised total gross proceeds of approximately $44.8 million pursuant to the Offering plus the proceeds from the private placement, which have remained unchanged since March 15, 2016.
On March 15, 2016, our board of directors determined that it is in our and the stockholders’ best interest to suspend the Offering. The board of directors’ determination was based on the Adviser's belief that then current market conditions and our current structure were not conducive to continuing the Offering, and that the board of directors consider an alternative fund structure to reduce our exposure to potential federal and state regulatory challenges and unfavorable market conditions that non-traded BDCs faced in the fourth quarter of 2015 and first quarter of 2016.
On March 29, 2017 and May 4, 2017, our board of directors approved the entry into the Agreement and Plan of Reorganization with Griffin Institutional Access Credit Fund, a Delaware statutory trust, pursuant to which, subject to shareholder approval and the satisfaction or waiver of certain conditions, we will transfer all of our assets to GIA Credit Fund in exchange for shares of GIA Credit Fund and the assumption by GIA Credit Fund of all of our liabilities. We executed the Agreement on May 5, 2017.
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

The consummation of the Reorganization is subject to certain customary closing conditions, including, among others, the approval of the Reorganization by our stockholders, the absence of legal impediments to the consummation of the Reorganization, the absence of a material adverse effect on either us or GIA Credit Fund, and compliance by us and GIA Credit Fund, including the effectiveness of the registration statement on Form N-14 that has been filed with the SEC and the receipt of tax opinions related to the tax-free nature of the transaction. In addition, the Reorganization Shares will be subject to an expense limitation agreement that will limit the total annual operating expenses of the Reorganization shares.
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
There is no guarantee that the Reorganization will be consummated. If the shareholders approve the reorganization, we plan to consummate the transaction in the third quarter of 2017.
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
We invested substantially all proceeds raised in the Offering, net of offering costs, in private U.S. middle-market companies in accordance with our investment objectives. We will, however, continue to monitor our cash position in order to maintain an amount sufficient to pay operating expenses and distributions to our stockholders. We will continue to consider investments as proceeds from sales and repayments are available.
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

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the financial statements.
Distributions
The table below shows our distribution declarations since January 1, 2016.

Declaration Date		Public Offering Price	Effective Date	Daily Distribution Amount per Share	Annualized Distribution Rate
December 21, 2015		$9.80	January 1, 2016	$0.002049	7.65%
January 22, 2016		$9.80	February 1, 2016	$0.002049	7.65%
February 29, 2016		$9.80	March 1, 2016	$0.002049	7.65%	(1)
March 23, 2016	$	N/A	April 1, 2016	$0.002049	7.65%	(1)
April 28, 2016	$	N/A	May 1, 2016	$0.002049	7.65%	(1)
May 11, 2016	$	N/A	June 1, 2016	$0.002049	7.65%	(1)
June 27, 2016	$	N/A	July 1, 2016	$0.002049	7.65%	(1)
July 29, 2016	$	N/A	August 1, 2016	$0.002049	7.65%	(1)
August 11, 2016	$	N/A	September 1, 2016	$0.002049	7.65%	(1)
September 28, 2016	$	N/A	October 1, 2016	$0.002049	7.65%	(1)
October 28, 2016	$	N/A	November 1, 2016	$0.002049	7.65%	(1)
November 9, 2016	$	N/A	December 1, 2016	$0.002049	7.65%	(1)
December 13, 2016	$	N/A	January 1, 2017	$0.002055	7.65%	(2)
January 27, 2017	$	N/A	February 1, 2017	$0.002055	7.65%	(2)
February 27, 2017	$	N/A	March 1, 2017	$0.002055	7.65%	(2)
March 29, 2017	$	N/A	April 1, 2017	$0.002055	7.65%	(2)
April 28, 2017	$	N/A	May 1, 2016	$0.002055	7.65%	(2)
May 4, 2017	$	N/A	June 1, 2016	$0.002055	7.65%	(2)
June 30, 2017	$	N/A	July 1, 2016	$0.002055	7.65%	(2)
__________________
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
(2) Effective January 1, 2017, the board of directors declared the amount of daily cash distributions payable to stockholders to be $0.002055 per share (representing an annualized distribution rate of 7.5% based on a share price of $10.00, or an annualized distribution rate of 7.65% based on a share price of $9.80). The board of directors maintained such rate through June 30, 2017.
Of the dividends declared during the six months ended June 30, 2017, 100% were distributions derived from the Company's current and accumulated earnings and profits, on a U.S. GAAP basis and were not considered a return on capital.
See Note 9, Distributions, of the notes to the financial statements for additional information.

Contractual Obligations
We have entered into an agreement with GBA to provide us with investment advisory services. Payments for investment advisory services under the Investment Advisory Agreement in future periods will be equal to (a) an annual base management fee of 2.0% of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance. Our Administrator, and to the extent requested to provide such services and such services are so provided, GBA, BCSF and their respective affiliates, may be reimbursed for administrative expenses incurred on our behalf.
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
We and GBA have engaged BCSF to act as our interim investment sub-adviser, as BCSF possesses skills that we believe will aid us in achieving our investment objective. BCSF will assist GBA with the management of our activities and operations.
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

Because GBA's senior management team includes members of the senior management team of Griffin Capital, which is the sponsor of four non-traded REITs, such members provide management services to both us, the four non-traded Griffin REITs, Griffin Institutional Access Real Estate Fund, and Griffin Institutional Access Credit Fund. In the event that GBA undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we will not be disadvantaged in relation to any other client of our investment adviser or its senior management team. In addition, as noted above, GBA's senior management team consists of substantially the same management team that operates Griffin Capital.
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
Recent Developments
See Note 11, Subsequent Events, to the financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. For the six months ended June 30, 2017, we did not engage in hedging activities.
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
Assuming that the statement of assets and liabilities as of June 30, 2017 remains constant and that we take no actions to alter our existing interest rate sensitivity, the following table shows the impact to interest income and net investment income as the result of changes in variable interest rates:

Basis point increase:	Interest Income	Interest Expense	Net Increase
100	$342,777	$—	$342,777
200	613,900	—	613,900
300	885,024	—	885,024
400	1,156,147	—	1,156,147
500	1,427,271	—	1,427,271
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

(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Neither GBA nor BCSF nor we are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, GBA or BCSF. From time to time, we and individuals employed by GBA and BCSF may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a)    During the quarter ended June 30, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed on Form 8-K.
(b)    During the quarter ended June 30, 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.    EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Articles of Amendment to the First Articles of Amendment and Restatement of Griffin Capital BDC Corp., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2017, SEC File No. 814-01080.

3.4
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

10.1
The Agreement and Plan of Reorganization dated May 5, 2017, incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2017, SEC File No. 814-01080.

10.2
Interim Sub-Advisory Agreement, dated August 1, 2017, by and among Griffin Capital BDC Advisor, LLC, BCSF Advisors, LP, and Griffin Capital BDC Corp., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2017, SEC File No. 814-01080.

10.3
Letter Agreement, dated July 31, 2017, by and among BCSF Advisors, LP, Griffin Capital BDC Advisor, LLC, and Griffin Capital Company, LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 1, 2017, SEC File No. 814-01080.

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

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of August 2017.

GRIFFIN CAPITAL BDC CORP.

By:	/s/ Joseph E. Miller
Name:	Joseph E. Miller
On behalf of Registrant as Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)